Form 10-K
period 1993-12-31
LINCOLN TELECOMMUNICATIONS CO
filed 1994-03-29
CIK 320446

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                   ________________________________________

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1993

                                    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ____________________to

                        Commission File No. ___________

                   ________________________________________

                     Lincoln Telecommunications Company
            (Exact name of registrant as specified in its charter)

             Nebraska                                      47-0632436
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

  1440 M Street, Lincoln, Nebraska                           68508
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: 402-474-2211

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, ($.25 par value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing equirements for the past 90 days.

                          Yes    X        No
                              ------         ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of such stock as of February 28, 1994, was $500,670,463.

                 Number of shares of common stock outstanding
                                    on
                      February 28, 1994 -- 32,602,550

The Registrant's Annual Report to Shareholders for the calendar year 1993 is incorporated by reference in Parts I, II, III and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1994 is incorporated by reference in Parts III & IV of this Form 10-K to the extent stated herein.





































                              TABLE OF CONTENTS
Item                                                                        Page
                                  PART I
                                Description
 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1-6
 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6-7
 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . .     7
 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . .     7

                                  PART II
                                Description

 5.   Market for Registrant's Equity and Related Stockholder Matters . . .     8
 6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . .     8
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .     8
 8.   Financial Statements and Supplementary Data  . . . . . . . . . . . .     9
 9.   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . .     9

                                  PART III
                                Description

10.   Directors and Executive Officers of the Registrant . . . . . . . . .    10
11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .    11
12.   Security Ownership of Certain Beneficial Owners and Management . . .    11
13.   Certain Relationships and Related Transactions . . . . . . . . . . . 11-12

                                  PART IV
                                Description

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . 13-15


















                                                                    Form 10-K
                                  PART I

Item 1.     Business

      (a)   General Development of Business.

      Lincoln Telecommunications Company ("the Company") was incorporated on November 24, 1980, as a Nebraska corporation, and is a holding company, with The Lincoln Telephone and Telegraph Company ("LT&T"), a Delaware corporation, as its principal subsidiary. The Company owns 100% of the issued and out-standing common stock of LT&T. Other subsidiaries which are wholly-owned by the Company are LinTel Systems Inc. ("LinTel") and Prairie Communications, Inc. ("Prairie Communications"), both of which are Nebraska corporations. For general development of business during the past five years and descriptions of the subsidiaries, see 1993 Exhibit 13.1 Building On Our Strengths and Exhibit
13.3 Management's Discussion and Analysis of Financial Conditions and Results of Operations (M D & A) which are included in Annual Report pages 2-5 and
31 - 37, respectively.

      (b)   Financial Information About Industry Segments.

      See Exhibit 13.2 Auditors' Report and Financial Statements which are included in Annual Report pages 14 - 18.

      (c)   Narrative Description of Business.

      Subsidiary Operations.

      LT&T, the Company's principal subsidiary, operates a telephone system for both local and long distance service in the southeastern 22 counties of Nebraska, having in service 238,142 landline customer access lines as of December 31, 1993. This is a contiguous geographical area. There are a total of 138 exchanges and 148 central offices (there being ten central offices in Lincoln).

                    The Lincoln Telephone and Telegraph Company
                                  Statistics
                                                            As of December 31
      ACCESS LINES IN SERVICE*                              1993         1992
      Residence                                             173,477      170,954
      Business                                               64,665       61,194
                                                            -------      -------
       Total                                                238,142      232,148

      *The statistics in this table do not include cellular access lines and Company access lines in service as of the dates shown.
      TRAFFIC STATISTICS FOR 12 MONTHS ENDED DECEMBER 31, 1993

      Long distance calls completed           98,569,280
      Direct Distance Dialed                  93,868,838
      All other                                4,700,442
                                                                    Form 10-K
Item 1.     cont'd.

      LT&T provides access services by connecting the communications networks of interexchange and cellular carriers with the equipment and facilities of end users by use of its public switched networks or through private lines. Access charges, payable by interexchange and cellular carriers, provided $47,602,000, $44,513,000 and $43,620,000 of the Company's consolidated revenues for the years ended December 31, 1993, 1992 and 1991 respectively.

      Since 1986, telecommunications companies in Nebraska have been permitted to increase local exchange rates up to 10% in any consecutive 12-month period without review by the Nebraska Public Service Commission ("NPSC"). However, LT&T must provide at least 60 days notice to affected customers and conduct public informational meetings. If at least 3% of all affected subscribers sign a formal complaint within 120 days from such notice, opposing the rate increase, the NPSC must hold and complete a hearing with regard to the complaint within 90 days to determine whether the proposed rates are fair, just and reasonable, and within 60 days after the close of hearing, enter an order adjusting the rates at issue.

      Rates for all other services are not subject to regulation by the NPSC. Rates for other services may be revised by a telecommunications company by filing a rate list with the NPSC which is effective after ten days' notice to the NPSC. Quality of service regulation over interexchange and local exchange service is retained by the NPSC. Nebraska has completely deregulated the provision of mobile radio services and radio paging services.

      Regardless of whether a particular rate increase is subject to regulato-ry review, the Company's ability to raise rates will be determined by various factors, including economic and competitive circumstances in effect at the time. See Exhibit 13.3 M D & A which is included in Annual Report pages 35 and 36.

      LT&T's wireless services include cellular operations and wide area paging services. LT&T operates a cellular telecommunications system in the Lincoln, Nebraska Metropolitan Statistical Area ("MSA"). LT&T also manages the limited partnership which is the license holder for Iowa Rural Service Area ("RSA") 1 which serves the southwestern six counties of Iowa.

      On December 31, 1991, Prairie Communications acquired a 50% interest in Omaha Cellular General Partnership (OCGP). The remaining 50% interest in OCGP is owned by Centel Nebraska, Inc. (Centel-Neb). The Company purchased its 50 percent share from Centel Cellular Co. (Centel) for $11.9 million cash and a discount note from OCGP that it holds for $23.8 million, which note proceeds were paid to Centel and Centel Nebraska. For a two-year period beginning on December 31, 1996, Prairie Communications will have an opportunity to purchase Centel's remaining 50 percent interest in OCGP at fair market value. OCGP is the general partner of and holds approximately 55% of the partnership inter-ests in Omaha Cellular Limited Partnership, which provides cellular telecommu-nications services in Douglas and Sarpy Counties in Nebraska and Pottawattamie County, Iowa. Omaha Cellular Limited Partnership conducts business under the trade name First Cellular Omaha. Prairie Communications is the managing partner of OCGP.
                                                                    Form 10-K
Item 1.     cont'd.

      The Company also owns 13.1% of the outstanding shares of Nebraska Cellular Telephone Corporation ("NCTC"). NCTC is the holder of cellular operating licenses issued by the Federal Communications Commission ("FCC") for Nebraska RSA Nos. 533 through 542.

      The following table sets forth certain information about the Company's cellular operations.

                                          Cellular Operations
                                                 Pops                December 31, 1993
                Acquisition          Percent    Within      Net      Sub-       Net Sub-
System (1)      Date (2)            Ownership   Area (5)    Pops     scribers   scribers
Lincoln MSA     April 23, 1987      100.0       220,126     220,126  12,845       12,845
Omaha MSA       December 31, 1991    27.6(3)    614,731(6)  169,666  21,635        5,971
Nebraska RSAs   November 25, 1989    13.1       825,169     108,097      (7)         (7)
Iowa RSA 1      June 30, 1989        11.0(4)     61,965       6,816      (7)         (7)

________________________
(1)   Systems are as follows:

      Lincoln MSA - Lancaster County, Nebraska
      Omaha MSA - Douglas and Sarpy Counties in Nebraska and Pottawattamie
                  County in Iowa
      Nebraska RSAs - 89 of the 90 Nebraska counties not in the Omaha and
                      Lincoln MSAs
      Iowa RSA 1 - Southwestern six counties of Iowa

(2) The date LT&T's operating license was granted in the case of the Lincoln MSA, and the date of the Company's initial acquisition of an interest in the licensee in the case of other systems.

(3) In addition, Prairie Communications has an option to purchase an additional 27.6% interest in the licensee of the Omaha MSA at fair market value.

(4) Includes the allocable portion of the 14.1% interest in the licensee held by the Omaha MSA licensee.

(5) Based upon Donnelley Marketing Information Services population data for 1992. Pops shown for Lincoln and Omaha MSAs are virtually all covered by the networks of these systems. According to estimates available to the Company, approximately 60% of the pops shown for Nebraska RSAs and approximately 90% of the pops shown for Iowa RSA 1 are covered by the networks of these systems.

(6) Does not include the Omaha MSA licensee's 14.1% interest in Iowa RSA 1 (which system has been separately included in the table) or the Omaha MSA licensee's 8.3% interest in Iowa RSA 8 (representing 54,125 pops and 4,492 net pops).
                                                                    Form 10-K
Item 1.     cont'd.

(7) The data regarding the subscribers and net subscribers is not disclosed herein because it is not considered material to the Company's consolidated operations.

      The licensing, ownership, construction, operation and sale of control-ling interests in cellular telephone systems are subject to regulation by the FCC. The FCC licenses for the Company's Lincoln MSA and Omaha MSA cellular operations expire between October 1994 and October 1996, while FCC licenses for the Company's Iowa RSA and Nebraska RSA cellular operations expire between July 1999 and August 2000. All renewal applications for these licenses must be received by the FCC not later than 30 and not more than 60 days in advance of their respective expiration dates and must be approved by the FCC. It is possible that there may be competition for these FCC licenses upon expiration, and any such competitors may apply for such licenses within the same time frame as the Company. However, incumbent cellular providers generally retain their FCC licenses upon a demonstration of substantial compliance with FCC regulations and substantial service to the public. The FCC will only consider competitors' applications if it determines the Company has not made such a demonstration. Although the Company has no reason to believe that the FCC renewal applications will not be granted by the FCC, no assurance can be given.

      For a five-year period ending after the date of the grant of a cellular license by the FCC (the "fill-in period"), the licensee has the exclusive right to apply to serve areas within the RSA or the MSA. At the end of the fill-in period, any person may apply to serve the unserved areas in the MSA or RSA. The fill-in period for both the Lincoln and Omaha MSAs has expired and no person has filed to serve any unserved areas in those locations. The fill-in periods for the Nebraska RSAs and the Iowa RSA expire between November 1994 and May 1995.

      LinTel is a "reseller" of long distance services, primarily in LT&T's exchange service area, and provides this service by aggregating its customers' traffic to take advantage of volume discounts offered by national networks. During 1992, the Company had 105.8 million minutes of long distance traffic, an increase of 2 million minutes from 1991. For 1993, the Company had 110.0 million minutes of long distance traffic, up 4.0% over 1992. The Company has a variety of calling programs for both residential and business customers.

     LinTel also sells and services a wide range of PBX, key system and other communications equipment to large and small businesses, including products manufactured by ROLM and Northern Telecom. These systems typically include a variety of special features such as automatic call distribution, voice mail, and LAN functionality.

      Nebraska State Income and Local Property Taxes

      In separate decisions during 1991, the Nebraska Supreme Court (the Court) decided that the personal property tax system of the State as applied in 1989 and in 1990 was unconstitutional. On January 22, 1993, the Court affirmed a determination by the Nebraska State Board of Equalization and
                                                                    Form 10-K
Item 1.     cont'd.

Assessment whereby 18.81% of the taxes paid for 1990 should be refunded to the Company and certain other taxpayers. In mid-1993, LT&T and LinTel entered into agreements with the Nebraska Tax Commissioner pursuant to which LT&T and LinTel agreed to accept a refund of 18.81% of the property taxes paid for the 1989 and 1990 tax years. Such agreements were subsequently approved by the NPSC. As a result of these actions, the Company recorded refunds or credits of approximately $1,359,000 and $1,494,000 in 1993 and 1992, respectively.

      During 1991, the Nebraska Legislature responded to the 1991 Court decisions by eliminating personal property taxes for 1991 only, substituting increased rates for state corporate income taxes and creating a 4% surcharge on depreciation deductions. In July 1992, the Nebraska Supreme Court declared this action on taxes to be unconstitutional. Subsequently, the Nebraska Legislature replaced the 1991 action on taxes with a similar bill enacted in May 1992, including a 2% surcharge on depreciation deductions. The combina-tion of these two actions lowered the Company's state income taxes by approxi-mately $575,000 for 1992.

      Due to a constitutional amendment approved by the voters in 1992, the constitutional issues appear to have been resolved.

      Also in 1991, the Legislature adopted a measure requiring the NPSC to approve the disposition of tax reductions telephone companies might derive from changes in tax laws. LT&T set aside $2,017,000 in 1992 and $24,000 in 1993 to meet this anticipated requirement. To accomplish these objectives, LT&T has offered equipment for customers of Enhanced 911 services, frame relay services to governmental agencies or equipment or services to educational agencies, all at reduced rates.

      Competition.

      Competitors now offer private line and switched voice and data services in or adjacent to the territory served by LT&T, thus permitting bypass of local telephone facilities. In addition, satellite transmission services, cellular communications and other services permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to LT&T's long-term ability to provide local exchange service at economical rates.

      In order to meet this competition, LT&T has deployed new technology for its local exchange network to increase operating efficiencies and to provide new services to its customers. These new technologies include conversion of all LT&T switches to digital technology, installation of over 1,250 miles of fiber optic cable, and installation of SS7, an out-of-band signalling system, to over 60 percent of its access lines.

      LT&T faces competition in the market for customer premises telephone equipment. LT&T offers state-of-the-art customer premises telephone equipment through well-trained and experienced market representatives with long term relationships with customers. In so doing, LT&T believes that it effectively competes in this market segment.
                                                                    Form 10-K
Item 1.     cont'd.

      With respect to cellular mobile communications service, the FCC has granted two licenses to provide cellular service in each MSA or RSA. One license was granted to a company that provides local telephone service in the area or to a group affiliated with the local service company (the "Wireline Carrier"). The other license was granted to a company that does not provide local telephone service and is not affiliated with a local service company in the area (the "Non-Wireline Carrier"). LT&T currently operates as the Wireline Carrier in the Lincoln, Nebraska MSA and Prairie Communications is the manager of the limited partnership which operates as the Wireline Carrier in the Omaha, Nebraska, MSA.

      The Company faces significant competition from the Non-Wireline Carrier in such markets and from other communications technologies that now exist, such as specialized mobile radio systems and paging services, or other communications technologies that may be developed or perfected. In addition to providing cellular mobile communications service, the Company sells and leases cellular mobile equipment in competition with numerous equipment retailers. The providers in each market compete for customers principally on the basis of services offered, the quality of customer service and price. The Company has designed and deployed cellular systemswith greater radio signal coverage than competitive systems, particularly for portable cellular tele-phone users. The Company believes it has benefited competitively from such design.

      In connection with provision of long distance telecommunications services, LinTel competes with other long distance service providers such as AT&T, MCI, and U.S. Sprint. This market is now competitive, and regulation by the FCC and the NPSC has been substantially reduced since divestiture by AT&T of the Bell Operating Companies and the advent of equal access. The prices for long distance services offered by LinTel compare favorably with prices of similar services offered by competitors. LinTel believes that pricing contributed to an increase of its minutes of use from 105.8 million minutes in 1992 to 110.0 million minutes in 1993, a 4.0 percent increase.

      Since the mid-1980's, the Company's business strategy has been to position itself as a "one-stop" telecommunications services provider. Long-term business relationships with its customers have strengthened the Company's business position. The Company believes that its customers value the fact that it is the "local company" whose goal is to meet the customers' total communications needs.

      The long-range effect of competition on the provision of telecommunica-tions services and equipment will depend on technological advances, regulatory actions at both the state and federal levels, court decisions, and possible future state and federal legislation. See 1993 Annual Report to Stockholders, pages 35, 36 and 37.

      Employees.

      The Company and its subsidiaries employed 1,618 persons (1,422 employed by its principal subsidiary, LT&T) at the end of 1993. As of December 1993,
                                                                    Form 10-K
Item 2.     cont'd.

approximately 62 percent of the Company's and subsidiaries' employees were represented by the Communications Workers of America ("CWA"), which is affiliated with the AFL-CIO. New three-year contracts with the CWA were signed in May 1992 as respects LinTel bargaining unit employees and October 1992 as respects LT&T bargaining unit employees. The LT&T contract with the CWA will expire on October 14, 1995, and the LinTel contract with the CWA will expire on May 19, 1995. The Company believes its relationship with its employees is good and constructive. See Exhibit 13.4 Selected Financial
Data which is included in Annual Report pages 38 and 39.

      (d) Financial Information About Foreign and Domestic Operations and Export Sales.

            Not applicable.

Item 2.     Properties

     LT&T's telephone system consists of switching and transmission equipment, cellular radio facilities, fiber optic systems and distribution plant, through 138 communities within the state of Nebraska. Among the larger exchanges served are Lincoln, Hastings, Beatrice, York, Nebraska City, Plattsmouth and Seward.

      For fiscal year 1993, LT&T owned the equipment, plant and facilities which were utilized in its telephone system. LT&T leases four locations on which business offices are located. The total annual rentals for such leased offices are less than $100,000 and the duration of such leases range from one to six years. LT&T owns its remaining business office locations. Additional-ly, LT&T leases the majority of the locations on which the sites of towers for its Lincoln MSA cellular system are located. Annual rentals on the sites are approximately $40,000, and the duration of the unexpired portions of such leases range from four months to five years, with options to renew thereafter.

      LinTel leases transmission facilities and switching facilities in connection with its Lincoln Telephone Long Distance Division. All of its office locations are leased. Annual rentals are approximately $135,000, and the duration of the unexpired portions of such leases range from four months to four years.

      It is the opinion of Company management, including the Engineering Director of LT&T, that the properties of LT&T are suitable and adequate to provide modern and effective telecommunications services within its franchised area, including both local and long distance service. The capacity for furnishing these services, both currently and for forecast growth, are under constant surveillance by the Engineering Director and his staff. Facilities are put to full utilization after installation and appropriate testing, according to two-, three- and five-year construction plans.




                                                                    Form 10-K
Item 2.     cont'd.

      LT&T's continuing construction programs are divided between meeting growth demands (population and service) and upgrading its telephone equipment and plant. Conversion to digital switching systems was completed in 1992.

Item 3.     Legal Proceedings

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            Not Applicable.








































                                                                    Form 10-K
                                  PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

      (a)   Market Information

            Company Common Stock is traded on the Nasdaq National Market under the symbol "LTEC." The following table sets forth the high and low bid quotations for the periods indicated, as reported in "The Wall Street Journal." These quotations represent prices between dealers without adjustments for markups, markdowns or commissions and may not represent actual transactions. (All market information and dividend amounts reflect adjustment for the Company's 100% stock dividend paid January 6, 1994.)

                                High             Low          Dividends Declared
      1992
            First Quarter       14.25            11.625               .10
            Second Quarter      13.125           10.625               .11
            Third Quarter       12.125           10.625               .11
            Fourth Quarter      13.50            11.25                .11
      1993
            First Quarter       13.50            12.00                .12
            Second Quarter      14.50            12.50                .12
            Third Quarter       18.75            13.625               .12
            Fourth Quarter      20.50            17.50                .13

      (b)   Holders

            The approximate number of holders of the Company's Common Stock on December 31, 1993 was 8,000.

      (c)   Dividends

            The long-term debt agreements of LT&T contain various restric tions, including those relating to payment of dividends by LT&T to the Company and to holders of LT&T's 5% Preferred Stock. Notes payable to banks also contain various restrictions. At December 31, 1993, approximately $22,050,000 of LT&T's retained earnings were available for payment of cash dividends to the Company and to holders of LT&T's 5% Preferred Stock under the most restrictive provisions of such agreements.

Item 6.     Selected Financial Data

            See Exhibit 13.4 Selected Financial Data which is included in Annual Report pages 38 and 39.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                    Form 10-K
Item 7.     cont'd.

            See Exhibit 13.3 M D & A which is included in Annual Report pages 31-37.

            On March 17, 1993, the Board of Directors elected to expense the entirety of the Company's post-retirement benefit obligation accumulated as of January 1, 1993, of approximately $38,450,000 in the first quarter of 1993 for financial reporting purposes. This obligation, net of related income taxes, is approximately $23,550,000. This one-time charge equals $1.45 per share of Common Stock, net of tax impact. This action was taken in compli ance with Statement of Financial Accounting Standards No. 106, which imposes new accounting rules regarding insurance and other benefits provided to retirees and allows employers to recognize this obligation either immediately or on an amortized basis.

            Recent Developments

            On March 16, 1994, the Company announced that due to changes in technology, customer growth and usage demand for cellular services in their respective markets, Lincoln Telephone Cellular and First Cellular Omaha have entered into an agreement with AT&T to purchase digital cellular telephone systems to replace the existing analog systems serving these markets. These digital systems are expected to increase capacity and performance in these markets. The new Omaha and Lincoln systems are expected to be operational in April, 1994 and mid-1995, respectively.

            The implementation of these system upgrades will cause the early retirement of existing analog equipment prior to the expiration of its anticipated useful life. As a result, Lincoln Telecommu-nications will, in the first quarter of 1994, write down the value of these assets. This write down is expected to result in a one-time, non-cash reduction of first quarter 1994 earnings of approximately $3.2 million, or $0.10 per share.

Item 8.     Financial Statements and Supplementary Data

            See Exhibit 13.2 Auditors' Report and Financial Statements and
            Exhibit 13.4 Selected Financial Data which are included in Annual Report, pages 15 - 30 and 38 - 39, respectively.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

            None






                                                                    Form 10-K
                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

            See Proxy Statement for Annual Meeting of Stockholders, April 27, 1994, pages 3 - 7. See also Exhibit 13.5 Officers, Directors, and Committees which is included in Annual Report page 40.

Executive Officers of Registrant
                                                                  First Elected
Officer                  Age     Position Held                    Present Office

Thomas C. Woods, III     48      Chairman of the Board                   1993
                                 (Vice Chairman of the Board-
                                 Corporate Relations &
                                 Communications (1990-1993);
                                 V.P.-Corporate Relations, 1985-1990)

Frank H. Hilsabeck       49      President & Chief Executive Officer     1993
                                 (President & Chief Operating Officer,
                                 1991-1993; President-Telephone
                                 Operations, 1990-1991; and Vice
                                 President-Telephone Operations,
                                 1986-1990)

James W. Strand          47      President-Diversified Operations        1990
                                 (V.P.-Diversified Operations,
                                 1987-1990)

Jack H. Geist            61      V.P.-Diversified Operations             1993
                                 (President, Anixter-Lincoln,
                                 a joint venture (1989-1993);
                                 President-Lincoln Telephone
                                 Service and Supply Co., 1986-1989)

Robert L. Tyler          58      Senior V.P. and Chief Financial         1991
                                 Officer (V.P.-Controller, 1989-1991;
                                 Accounting Director, LT&T, 1979-1989)

Michael J. Tavlin        47      V.P.-Treasurer and Secretary            1986

Robert C. Halvorsen      61      Assistant Secretary                     1981








Item 10.    cont'd.                                                   Form 10-K

Term of office of above named executive officers: At the meeting of the Board of Directors each year held immediately following the Annual Meeting of Stock-holders, the officers are elected to serve for the ensuing year, or until their successors are duly elected and qualified.

            Compliance with Section 16(a) of the Exchange Act

                  See Proxy Statement for Annual Meeting of Stockholders, April 27, 1994, page 16.

Item 11.    Executive Compensation

                  See Proxy Statement for Annual Meeting of Stockholders, April 27, 1994, page 14.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security ownership of certain beneficial owners.

                  See Proxy Statement for Annual Meeting of Stockholders, April 27, 1994, pages 1 and 2.

(b)   Security ownership of management.

                  See Proxy Statement for Annual Meeting of Stockholders, April 27, 1994, pages 6 - 7.

(c)   Changes in control.

                  None.

Item 13.    Certain Relationships and Related Transactions

(a)   Transactions with management and others.

            On February 1, 1994, the Company entered into an agreement (Agreement) with Sahara Enterprises, Inc. (Sahara), then an owner of approximately 16.6% of the issued and outstanding common stock of the Company in connection with a firm commitment underwritten public offering of shares of the Company's common stock by Sahara (Offering). The Agreement provides (i) the Company with a right of first refusal to purchase additional shares of Company common stock from Sahara for 120 days following the closing of the Offering; (ii) that, concurrently with the closing of the Offering, the Company will purchase 250,000 shares of Company common stock from Sahara at the Offering price less 2 percent for future use in funding the Company's stock obligations under one or more of its employee benefit plans; and (iii) that Sahara will indemnify and reimburse the Company against payment of an amount not to exceed the first $200,000 of the Company's out-of-pocket expenses in connection with the Offering.

Item 13.    cont'd.                                                   Form 10-K

            On February 1, 1994, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission in connec-tion with the Offering. On March 24, 1994, the Offering was closed and pursuant thereto, Sahara sold 1,850,000 shares of Company common stock to the public, reducing its ownership of the issued and outstanding Company common stock to approximately 10%. Concurrently therewith and pursuant to the Agreement, the Company purchased 250,000 shares of Company common stock from Sahara for a purchased price of $15.68 per share, a transaction which the Company financed with current assets. Exclusive of shares of common stock received by Sahara pursuant to Company stock dividends or stock splits, Sahara (or its wholly-owned subsidiary) beneficially owned the shares sold in the Offering and the 250,000 shares sold to the Company concurrently therewith since the Company's formation as a holding company effective February 23, 1981.


            See Proxy Statement for Annual Meeting of Stockholders, April 27, 1994, pages 6 - 7.

(b)   Certain business relationships.

            See Proxy Statement for Annual Meeting of Stockholders, April 27, 1994, pages 3 and 4.

(c)   Indebtedness of management.

            Not applicable.

(d)   Transactions with promoters.

            Not applicable.



















                                                                    Form 10-K
                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

 1.   Financial Statements:
      Independent Auditors' Report
      Consolidated Balance Sheets, December 31, 1993 and 1992
      Consolidated Statements of Earnings, Years ended December 31, 1993,
            1992, and 1991
      Consolidated Statements of Common Stock Investment and Preferred Stock,
            Years ended December 31, 1993, 1992, and 1991
      Consolidated Statements of Cash Flows
            Years ended December 31, 1993, 1992, and 1991
      Summary of Significant Accounting Policies
      Notes to Consolidated Financial Statements, December 31, 1993, 1992,
            and 1991
      Management's Discussion and Analysis of Financial Conditions and
            Results of Operations
      Statements listed in (a) 1 are all incorporated by reference, see
            Exhibit 13.2 Auditors' Report and Financial Statements,
            Exhibit 13.3 M D & A, and Exhibit 13.4 Selected Financial
            Data which are included in Annual Report pages 14 - 30, pages 31-37, and pages 38-39, respectively.

 2.   Financial Statement schedules required by Item 8 of this form.

                                                                     Schedule
      Independent Auditors' Report

      Temporary Investments and Cash Equivalents,
            Years ended December 31, 1993, 1992
            and 1991                                                    I

      Property and Equipment, Years ended
            December 31, 1993, 1992, and 1991                           V

      Accumulated Depreciation and Amortization
            of Property and Equipment -
            Years ended December 31, 1993, 1992,
            and 1991                                                   VI

      Valuation and Qualifying Accounts -
            Years ended December 31, 1993, 1992,
            and 1991                                                 VIII

      Short-Term Borrowings -
            Years ended December 31, 1993, 1992,
            and 1991                                                   IX

      Note Receivable from Related Party -
            Years ended December 31, 1993, 1992, and 1991               X
                                                                    Form 10-K
Item 14. (a) cont'd.
                                                                     Schedule

      Supplementary Statements of Earnings Information -
            Years ended December 31, 1993, 1992, and 1991              XI

      All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the consoli-dated financial statements and notes thereto.

 3.   Exhibits Required by Item 601 of Regulation S-K

      Exhibit 3:  Articles of Incorporation and By-Laws

                  (3.1) Articles of Incorporation with amendments (incorpo-rated by reference to Exhibit 3 of the Company's Form S-3 Registration Statement No. 33-21557).

                  (3.2)  By-Laws as amended March 16, 1994

      Exhibit 4: Instruments defining the rights of security holders, including indentures

                  (4.1) Rights Agreement, dated as of June 21, 1989, between the Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated
                         June 21, 1989).

                  (4.2) Amendment to Rights Agreement, dated as of September 7, 1989, between the Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated September 7, 1989).

                  (4.3)  Amendment No. 2 to Rights Agreement dated
                         June 15, 1993, between the Company and Mellon Securities Trust Company (incorporated by reference to Exhibit 4.5 of the Company's Form S-3 Registration Statement No. 33-52117.)

                  (4.4) The Indenture issued by The Lincoln Telephone and Telegraph Company (incorporated by reference to LT&T's Form S-9, File 2-39373, effective
                         March 1, 1971).

                  (4.5) Supplemental Indenture Eleven dated June 1, 1990, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ending
                         December 31, 1990).



Item 14. (a) cont'd.                                                Form 10-K

      Exhibit 10:  Material Contracts

                   (10.1) The 1989 Stock and Incentive Plan approved by the Corporation's stockholders on April 26, 1989, was filed as an exhibit to Form S-8, File 33-39551, effective March 22, 1991, and is incorporated herein by this reference.

                   (10.2) A specimen of the Executive Benefit Plan agreement, as amended through January 1, 1993, provided to the executive officers and director-level managers of the Corporation and its affiliates, and a specimen of the Key Executive Employment and Severance Agreement provided to the executive officers of the Corporation and its affiliates on December 23, 1987, were filed as Exhibit 10 to the Company's 1992 Form 10-K Report and are incorporated herein by reference.

      Exhibit 13:  Annual Report to Security Holders

                   (13.1)  Building On Our Strengths

                   (13.2)  Auditors' Report and Financial Statements

                   (13.3) Management's Discussion and Analysis of Financial Conditions and Results of Operations (M D & A)

                   (13.4)  Selected Financial Data

                   (13.5)  Officers, Directors and Committees

      Exhibit 21:  Subsidiaries of the Registrant.

                   The Company owns all the outstanding common stock of The Lincoln Telephone and Telegraph Company, LinTel Systems Inc., and Prairie Communications, Inc. See Exhibit 13.3 M D & A which is included in Annual Report pages 35-36.

      Exhibit 23:  Accountants' Consent

                   (23.1)  Accountants' consent is attached hereto.

      Exhibits 9, 11, 12, 16, 18, 19, 22, 24 and 28 are not applicable.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) All exhibits required by Item 601 of Regulation S-K incorporated by reference as indicated in paragraph (a) 3 above.

(d)   Not applicable.
                                                                    Form 10-K
                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN TELECOMMUNICATIONS COMPANY

By /s/ Michael J. Tavlin                             Date     March 16, 1994
  Michael J. Tavlin, Vice President-Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                   Title                      Date

                                  President and Chief
                                  Executive Officer
/s/ Frank H. Hilsabeck            (Principal Executive Officer)
Frank H. Hilsabeck

                                  Senior Vice President and
                                  Chief Financial Officer
/s/ Robert L. Tyler               (Principal Financial Officer)
Robert L. Tyler

                                  Vice President - Treasurer
/s/ Michael J. Tavlin             and Secretary
Michael J. Tavlin

/s/ Duane W. Acklie               Director
Duane W. Acklie

/s/ William W. Cook, Jr.          Director
William W. Cook, Jr.

/s/ Terry L. Fairfield            Director                     March 16, 1994
Terry L. Fairfield

/s/ James E. Geist                Director
James E. Geist

/s/ J. Taylor Greer               Director
J. Taylor Greer

/s/ John Haessler                 Director
John Haessler

/s/ Charles R. Hermes             Director
Charles R. Hermes


                                                                    Form 10-K
Signatures.    cont'd.

/s/ George Kelm                   Director
George Kelm

- -------------------------         Director
Donald H. Pegler, Jr.

/s/ Paul C. Schorr, III           Director
Paul C. Schorr, III

/s/ William C. Smith              Director
William C. Smith

/s/ James W. Strand               Director
James W. Strand

/s/ Charles N. Wheatley           Director
Charles N. Wheatley

/s/ Thomas C. Woods, III          Director
Thomas C. Woods, III

/s/ Lyn Wallin Ziegenbein         Director
Lyn Wallin Ziegenbein

































KPMG PEAT MARWICK






                              ACCOUNTANTS' CONSENT

The Board of Directors
Lincoln Telecommunications Company:


We consent to the incorporation by reference in the registration statement on Forms S-3 and S-8 of Lincoln Telecommunications Company of our report, dated February 4, 1994, relating to the consolidated balance sheets of Lincoln Telecommunications Company and subsidiaries as of December 31, 1993 and 1992, and related consolidated statements of income, common stock investment and preferred stock and cash flows and relating to the schedules to Form 10-K for each of the years in the three-year period ended December 31, 1993, which reports appear in the December 31, 1993 annual report on Form 10-K of Lincoln Telecommunications Company.



                                        /s/ KPMG Peat Marwick

March 15, 1994
Lincoln, Nebraska



































                     LINCOLN TELECOMMUNICATIONS COMPANY
                              AND SUBSIDIARIES

                  Independent Auditors' Report and Schedules
                 Form 10-K Securities and Exchange Commission

                      December 31, 1993, 1992 and 1991

                 (With Independent Auditors' Report Thereon)





































              LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                         Index to Schedules Filed

                                                                    Schedule

Independent Auditors' Report

Temporary Investments and Cash Equivalents - Years ended
     December 31, 1993, 1992 and 1991                                   I
Condensed Financial Information of Parent Company:
     Balance Sheets - December 31, 1993 and 1992
     Statements of Income - Years ended December 31, 1993, 1992 and 1991
     Statements of Stockholders' Equity - Years ended December 31,
        1993, 1992 and 1991
     Statements of Cash Flows - Years ended December 31, 1993,
        1992 and 1991                                                  III

Property and Equipment - Years ended December 31, 1993, 1992
     and 1991                                                           V

Accumulated Depreciation and Amortization of Property and
     Equipment - Years ended December 31, 1993, 1992 and 1991          VI

Valuation and Qualifying Accounts - Years ended December 31, 1993,
     1992 and 1991                                                    VIII

Short-term Borrowings - Years ended December 31, 1993,
     1992 and 1991                                                     IX

Note Receivable from Related Party - Years ended December 31, 1993,
     1992 and 1991                                                      X

Supplementary Statements of Earnings Information - Years ended
     December 31, 1993, 1992 and 1991                                  XI

All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the consolidated financial statements and notes thereto.










KPMG Peat Marwick

Certified Public Accountants

1600 FirsTier Building
Lincoln, NE  68508

Two Central Park Plaza
Suite 1501
Omaha, NE  68102


                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Lincoln Telecommunications Company:


Under date of February 4, 1994, we reported on the consolidated balance sheets of Lincoln Telecommunications Company and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, common stock investment and preferred stock and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                  /s/ KPMG Peat Marwick

Lincoln, Nebraska
February 4, 1994












                                                                 Schedule I

              LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                  Temporary Investments and Cash Equivalents

                 Years ended December 31, 1993, 1992 and 1991
                                              Shares/     Cost of
                                            principal      each      Market    Carrying
Name of issuer and title of each issue       amounts      issue      value      value
                                                        (Dollars in thousands)
December 31, 1993:
      Temporary investments
Government and agency:
  Farm Credit System Financial
    Assistance Corp.                     $      250        295        291        250
  Federal Loan Home Mortgage Corp               500        511        510        500
  Federal National Mortgage
    Association Mtn                           1,000      1,003      1,011      1,000
  Sallie Mae CDN & IMTN                         800        820        779        800
                                             ------     ------     ------     ------
      Total government and agency             2,550      2,629      2,591      2,550
                                             ======     ======     ======     ======
State or state agencies:
  Colorado Housing & Financial Authority        540        540        533        540
  Colorado Housing & Finance Auth. Tax bonds    175        175        173        175
  Connecticut Municipal Electric Energy         500        490        545        500
  Florida Housing Finance Agency Bonds          250        248        251        250
  Illinois Health Fac. Auth. Variable Rate    5,000      5,000      5,000      5,000
  Indianapolis Ins Loc Pub Impt                 250        125        162        250
  Louisiana Public Facility Authority           500        543        543        500
  Utah State Housing Financial Agency           200        200        199        200
  West VA Public Energy Auth. Rev.              500        500        561        500
                                             ------     ------     ------     ------
     Total state or state agencies          $ 7,915      7,821      7,967      7,915
                                             ======     ======     ======     ======
Political subdivisions and municipal bonds:
  Gainesville Florida Utility Sys Rev.
    Bonds                                       500        500        503        500
  Hamilton County, Tennessee Indl. Dev.         100        105        104        100
  Indianapolis, Indiana Local Public IMPT       150         86         97         86
  Lincoln, Nebraska Electric System Rev.        500        531        545        500
  New York City, NY General
    Oblig. Note Fis                             200        200        200        200
  Nuveen, Florida Premium Mun. Fund, Inc.        -         955        950        955
  Nuveen, Florida Select Quality Mun. Fund       -       1,002      1,000      1,000
                                             ------     ------     ------     ------
     Total political subdivisions
        and municipal bonds                 $ 1,450      3,379      3,399      3,341
                                             ======     ======     ======     ======
Total temporary investments, carried forward                                  13,806
(Continued)                                                                    ------
                                       2                        Schedule I,cont.

                LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                    Temporary Investments and Cash Equivalents

                                              Shares/     Cost of
                                            principal      each      Market    Carrying
Name of issuer and title of each issue       amounts      issue      value      value
                                                        (Dollars in thousands)

December 31, 1993, continued:
     Temporary investments, continued
       Total temporary investments,
         brought forward                                                     $ 13,806
Corporate bonds:
  Allstate Corporation Notes                    225        225        228         225
  Anadarko Petroleum Notes                      300        299        307         300
  Commonwealth Edison                           199        212        205         199
  Conagra MTN                                   100        109        109         100
  Delta Airlines                              1,250      1,250      1,255       1,250
  Eastman Kodak Notes                           250        270        262         250
  FMCC MTN DTD                                  500        568        563         500
  Ford Motor Credit Company Notes             1,000        999      1,142       1,000
  GE Capital Corporation Notes                1,000        970      1,008       1,000
  General Motors Acceptance Corp notes        1,100      1,100      1,110       1,100
  GMAC MTN/Shelf                                300        300        303         300
  GMAC Notes                                    170        176        172         170
  Household Finance Corp                        250        264        256         250
  Kemper Corporation Notes                    1,000        999      1,102       1,000
  Kroger Company Senior Sub. Notes              300        298        309         300
  Marathon Oil Co.                              295        308        297         295
  Morgan Stanley Group Notes                  1,250      1,359      1,368       1,250
  New Jersey Bell Telephone                   1,000      1,040      1,038       1,000
  Prudential Funding Corp. Notes                255        263        262         255
  Ralston Purina                              1,100      1,261      1,174       1,100
  RJR Nabisco Inc.                              900        928        951         900
  Scott Paper Co. Sinking Fund Debt             200        238        232         200
  Sear Robuck Mtn                               100        114        112         100
  Southwestern Bell Telephone Co. Notes         300        309        303         300
  Stop and Shop Finance Intl.                 1,000      1,103      1,124       1,000
  Time Warner Inc. Notes                      1,000      1,045      1,068       1,000
  Toyota Motor Credit CDA                       200        200        212         200
  Toyota Motor Credit GBP Swap                  250        244        267         250
  Turner Broadcasting System                    750        824        820         750
  United Telecommunications, Inc.               750        834        813         750
  Van Kampen Merritt Mun Trust                   -         700        700         700
  Van Kampen Merritt Tr Insd Mun                 -         500        500         500
  Viacom International Inc. Snr Sub             500        500        500         500
                                             ------     ------     ------      ------
      Total corporate bonds                $ 17,794     19,809     20,072      18,994
                                             ======     ======     ======      ======
Total temporary investments, carried forward                                 $ 32,800
(Continued)                                                                    ------
                                     3                        Schedule I,cont.


              LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                 Temporary Investments and Cash Equivalents


                                              Shares/     Cost of
                                            principal      each      Market    Carrying
Name of issuer and title of each issue       amounts      issue      value      value
                                                        (Dollars in thousands)

                                              Shares/     Cost of
                                            principal      each      Market    Carrying
Name of issuer and title of each issue       amounts      issue      value      value
                                                        (Dollars in thousands)

December 31, 1993, continued:
     Temporary investments, continued
       Total temporary investments,
         brought forward                                                     $ 32,800
Preferred stock:
  Citicorp                                        5   $     93         99          93
  Long Island LT Pfd.                             5        125        132         125
  USX Corp. Adjustable Rate Pfd.                  5        235        240         235
  UTS/ELF Pet UK PLC Series H                    -       1,019      1,019       1,019
                                            -------    -------    -------     -------
      Total preferred stock                      14   $  1,472      1,490       1,472
                                            =======    =======    =======     =======
Common stock, American Health
  Properties Inc.                                 7   $    179        175         179
                                            =======    =======    =======     =======

      Total temporary investments                                            $ 34,451
                                                                              =======

        Cash Equivalents

Cash equivalents, GS Asset Management
  Funds                                      11,581   $ 11,581     11,581      11,581
                                            =======    =======    =======     =======











                                      4                        Schedule I,cont.

               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                   Temporary Investments and Cash Equivalents

                                              Shares/     Cost of
                                            principal      each      Market    Carrying
Name of issuer and title of each issue       amounts      issue      value      value
                                                        (Dollars in thousands)
December 31, 1992:

      Temporary investments

Government and agency:
  Federal Home Loan Bank                   $    800        818        807         800
  Federal National Mortgage Association       1,000      1,003      1,054       1,000
  Sallie Mae CDNS IMTN                          500        530        474         500
                                            -------    -------    -------     -------
      Total government and agency          $  2,300      2,351      2,335       2,300
                                            =======    =======    =======     =======

State or state agencies:
  Alabama HFA Variable Rate                   1,000      1,000      1,000       1,000
  Connecticut Municipal Electric Energy Coop  1,000      1,001      1,000       1,000
  Indianapolis Ins. Loc Pub.                    250        125        143         250
  Louisiana Public Facility Authority           500        542        495         500
  Massachusetts Health and Education          3,000      3,000      3,000       3,000
  New Hampshire Var-Rt Ind. Dev. Authority      900        900        900         900
  Ohio Air Quality PCR Var-Rt                 1,400      1,400      1,400       1,400
                                            -------    -------    -------     -------
      Total state or state agencies        $  8,050      7,968      7,938       8,050
                                            =======    =======    =======     =======

Political subdivisions and municipal bonds:
  Emmaus, Pennsylvania Var-Rt Gen. Auth.        800        800        800         800
  Hamilton County, Tennessee Indl. Dev.         100        105        103         100
  Lincoln, Nebraska Electric System Rev.        500        531        529         500
  Sacramento, California Var-Rt Mun
    Util Dist                                 2,000      2,000      2,000       2,000
  West VA Public Energy Auth. Rev.              500        500        500         500
                                            -------    -------    -------     -------
      Total political subdivisions and
        municipal bonds                    $  3,900      3,936      3,932       3,900
                                            =======    =======    =======     =======
      Total temporary investments,
        carried forward                                                      $ 14,250
                                                                              -------
(Continued)


                                      5                        Schedule I,cont.
               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Temporary Investments and Cash Equivalents

                                              Shares/     Cost of
                                            principal      each      Market    Carrying
Name of issuer and title of each issue       amounts      issue      value      value
                                                        (Dollars in thousands)
December 31, 1992, continued:

      Temporary investments, continued

        Total temporary investments,
          brought forward                                                    $ 14,250
                                                                              -------
Corporate bonds:
  Chevron Corporation Notes                     500        521        504         500
  Chrysler Financial Notes                      200        201        202         200
  Cleveland Electric                            265        261        267         265
  Commonwealth Edison                           199        212        211         199
  Ford Motor Credit Company Notes             1,000        999      1,095       1,000
  GE Capital Corporation Notes                1,000        970      1,006       1,000
  General Motors Accept Corp Notes            1,000        998      1,020       1,000
  Household Finance Corporation                 250        264        263         250
  Kemper Corporation Notes                    1,000        999      1,048       1,000
  Kroger Company Sr. Subordinate                300        298        301         300
  Merrill Lynch & Co. Notes                     150        150        151         150
  Morgan Stanley Group Notes                  1,000      1,111      1,074       1,000
  Morgan Stanley Group Inc. Notes               250        249        272         250
  Paramount Communications, Inc.                500        517        509         500
  Pennzoil Company                              400        417        406         400
  Ralston Purina                              1,100      1,260      1,215       1,100
  Scott Paper Company Sinking Fund Deb.         200        238        235         200
  Stop and Shop Finance International         1,000      1,103      1,106       1,000
  Van Kampen Marritt Tr Inst Mun                 -         500        500         500
  Van Kampen Marritt Advantage "B"               -         699        700         700
  Viacon International Inc Snr Sub              500        500        504         500
                                            -------    -------    -------     -------
      Total corporate bonds                $ 10,814     12,467     12,589      12,014
                                            =======    =======    =======     =======
Preferred stock:
  Cadbury Schweppes PLC Series 4                  2   $  1,000      1,000       1,000
  U S X Corporation Adjustable Rate PFD       3,500        175        171         175
  UTS/ELF Pet UK PLC Series F                     2      1,000      1,000       1,000
  Ford Holdings Inc. Series A                     5        500        500         500
  Long Island LT PFD                          5,000        125        131         125
                                            -------    -------    -------     -------
      Total preferred stock                   8,509   $  2,800      2,802       2,800
                                            =======    =======    =======     =======
      Total temporary investments                                            $ 29,064
                                                                              =======
Cash equivalents, GS Asset Management Funds   1,540   $  1,540      1,540       1,540
(Continued)                                 =======    =======    =======     =======

                                      6                         Schedule I,cont.

               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                   Temporary Investments and Cash Equivalents
                                              Shares/     Cost of
                                            principal      each      Market    Carrying
Name of issuer and title of each issue       amounts      issue      value      value
                                                        (Dollars in thousands)
December 31, 1991:
      Temporary investments
State or state agencies, Federal National
  Mortgage Association                     $  1,000      1,002      1,065       1,000
                                            =======    =======    =======     =======
Political subdivisions and municipal bonds:
  Baltimore MD Var-Rt Port FAC-A              4,400      4,400      4,400       4,400
  Massachusetts Comwlth Dedicated I/T BDS       200        203        202         200
  Puerto Rico Ind. MED&ENV PCR                  250        252        251         250
  Sublette CO WY Var-Rt Poll CTL              3,600      3,600      3,600       3,600
  Washington State Public PWR Supply System     250        288        271         250
                                            -------    -------    -------     -------
    Total political subdivisions and
        municipal bonds                    $  8,700      8,743      8,724       8,700
                                            =======    =======    =======    ========
Corporate bonds:
  Bank of Tokyo Holding bonds                   100        103        101         100
  Campbell Soup O/S Fin NV                      500        474        494         500
  Comdisco Mtn/Shlf                           1,000      1,018      1,017       1,000
  Detroit Ed Gnrl & Rfnd Sr. D MTG            1,000      1,026      1,023       1,000
  Dillard Investments Co. Inc. Notes            500        503        500         500
  Disc CR Caro MTN/SHF                          500        502        503         500
  Emerson Elec. MTN/Shlf                        500        578        544         500
  European Investment Bank                      870        977        933         870
  Ford Motor Credit Co. Notes                 1,000        999      1,060       1,000
  GE Capital Corp. Notes                      1,000        970      1,015       1,000
  GE Credit Corp.                               300        302        301         300
  General Motors Accept Corp Notes            1,000        998      1,032       1,000
  Industrial Bank of Japan Finance Co. Notes     20         20         23          20
  Kemper Corporation Notes                    1,000        999      1,052       1,000
  Merrill Lynch & Co. Notes                     150        150        154         150
  Mitsui Finance Asia Ltd Gtd                   200        207        202         200
  Morgan Stanley Group Inc. Notes               250        249        271         250
  Nippon Cr Bk Fin. NV                           90         93         91          90
  Sears Overseas Fin N.V.                     1,000        958        994       1,000
  Sumitomo Bank Ltd NTT Branch                  250        252        250         250
  Viacom Inc. Sr Sub Disc. Deb.                 500        542        530         500
  Wells Fargo MIN/SH                          1,000      1,001      1,014       1,000
  Tennessee Valley/Auth                         750        761        757         750
  Time Mirror Company Notes                   1,355      1,373      1,352       1,355
                                            -------    -------    -------     -------
      Total corporate bonds                $ 14,835     15,055     15,213      14,835
      Temporary investments, carried forward                                 $ 24,535
(Continued)                                                                   -------
                                      7                         Schedule I,cont.

               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                   Temporary Investments and Cash Equivalents

                                              Shares/     Cost of
                                            principal      each      Market    Carrying
Name of issuer and title of each issue       amounts      issue      value      value
                                                        (Dollars in thousands)
December 31, 1991, continued:

      Temporary investments, continued

        Temporary investments, brought
          forward                                                            $ 24,535
                                                                              -------
Preferred stocks:
  Cadbury Schweppes PLC Series 4                  2   $  1,000      1,000       1,000
  English China Clays PLC Series 5                1      1,000      1,000       1,000
  Household Global FND                            2      1,000      1,000       1,000
  Redland PLC Series D Mkt Auc PFD                2      2,000      2,000       2,000
                                                 --    -------    -------     -------
      Total preferred stocks                      7   $  5,000      5,000       5,000
                                                 ==    =======    =======     -------
Total temporary investments                                                  $ 29,535
                                                                              =======
      Cash equivalents

GS Asset Management Funds                     2,216      2,216      2,216       2,216

Commercial paper:
  General Motors Acceptance Corp.               550        550        550         550
  G.E. Capital Corp.                            500        500        500         500
                                             ------     ------     ------      ------
      Total cash equivalents                  3,266    $ 3,266      3,266       3,266
                                             ======     ======     ======      ======
















                                                                   Schedule III

                 LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                                 Balance Sheets
                              (Parent Company Only)
                           December 31, 1993 and 1992
                                                       1993            1992
                                                      (Dollars in thousands)
Current assets:
  Temporary investments                           $    9,354           8,599
  Cash and cash equivalents                            2,376             378
  Other current assets                                 6,506           5,748
                                                    --------        --------
    Total current assets                              18,236          14,725
Investment in subsidiaries                           146,856         161,429
Note receivable from subsidiary                       30,013          26,727
Other assets                                           7,817           7,247
                                                    --------        --------
                                                   $ 202,922         210,128
                                                    ========        ========
Stockholders' equity:
  Common stock                                         8,245           8,245
  Premium on common stock                             37,481          37,481
  Retained earnings                                  142,859         149,008
  Treasury stock                                      (4,553)         (5,299)
                                                    --------        --------
      Total stockholders' equity                     184,032         189,435
                                                    --------        --------
Current liabilities:
  Notes payable to banks                              11,500          14,000
  Other current liabilities                            6,385           5,209
                                                    --------        --------
      Total current liabilities                       17,885          19,209
                                                    --------        --------
Other liabilities                                      1,005           1,484
                                                    --------        --------
                                                   $ 202,922         210,128
                                                    ========        ========

                               Statements of Income
                               (Parent Company Only)
                    Years ended December 31, 1993, 1992 and 1991
                                            1993          1992          1991
                                                 (Dollars in thousands)
Income:
  Equity in earnings of subsidiaries     $  7,001        27,306        25,875
  Interest income:
    Subsidiary                              3,286         2,926            -
(Continued)
                                        2                    Schedule III,cont.
               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                               Statements of Income
                               (Parent Company Only)
                    Years ended December 31, 1993, 1992 and 1991
                                            1993          1992          1991
                                                 (Dollars in thousands)
Other investments                           1,594         1,386         2,528
                                           ------        ------        ------
                                           11,881        31,618        28,403
Interest expense and other deductions        (870)       (1,136)         (467)
                                           ------        ------        ------
      Income before income taxes and
        cumulative effect of change in
        accounting principle               11,011        30,482        27,936
Income tax expense                         (1,184)       (1,211)         (585)
                                           ------        ------        ------
      Income before cumulative effect
        of change in accounting principle   9,827        29,271        27,351
Cumulative effect of change in accounting
        principle                             (27)           -             -
                                           ------        ------        ------
      Net income                         $  9,800        29,271        27,351

                         Statements of Stockholders' Equity
                               (Parent Company Only)
                   Years ended December 31, 1993, 1992 and 1991
                                            1993          1992         1991
                                                 (Dollars in thousands)
Common stock (note)                      $   8,245         8,245        8,245
                                          --------      --------     --------
Premium on common stock (note)              37,481        37,481       37,481
                                          --------      --------     --------
Retained earnings:
  Beginning of year                        149,008       133,878      119,681
  Net income                                 9,800        29,271       27,351
  Premium on redemption of subsidiary's
    preferred stock                             -            (84)          -
  Dividends declared                       (15,949)      (14,057)     (13,154)
                                          --------      --------     --------
    End of year                            142,859       149,008      133,878
                                          --------      --------     --------
Treasury stock:
  Beginning of year                         (5,299)       (1,693)        (592)
  Net (purchases) sales                        746        (3,606)      (1,101)
                                          --------      --------     --------
    End of year                             (4,553)       (5,299)      (1,693)
                                          --------      --------     --------
Total stockholders' equity               $ 184,032       189,435      177,911
(Continued)

                                      3                       Schedule III,cont.

Note: Effective January 6, 1994, the Company paid a 100% stock dividend to stockholders of record on December 27, 1993, which has been treated as a stock split for financial reporting reporting purposes. Common stock, premium on common stock and all per share information has been retroactively adjusted to give effect to the stock dividend for all periods presented.

             LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                         Statements of Cash Flows
                           (Parent Company Only)

               Years ended December 31, 1993, 1992 and 1991
                                                         1993       1992        1991
                                                               (Dollars in thousands)
Cash flows from operating activities:
  Net income                                          $   9,800     29,271      27,351
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
     Increase in note receivable                         (3,286)    (2,926)         -
     Equity in earnings of subsidiaries                  (7,001)   (27,306)    (25,875)
     Changes in assets and liabilities resulting
       from operating activities:
         Other current assets                              (758)       682        (292)
         Other current liabilities                          665      1,045          47
         Other liabilities                                 (479)       (90)       (295)
                                                        -------    -------     -------
           Total adjustments                            (10,859)   (28,595)    (26,415)
           Net cash provided by (used for)              -------    -------     -------
             operating activities                        (1,059)       676         936
                                                        -------    -------     -------
Cash flows from investing activities:
  Investment in general partnership                          -          -      (11,900)
  Net purchases (sales) of temporary investments           (755)     6,901     (15,500)
  Issuance of note receivable to subsidiary                  -          -      (23,800)
  Purchases of investments and other assets                (570)    (4,162)     (1,054)
                                                        -------    -------     -------
           Net cash provided by (used for)
             investing activities                        (1,325)     2,739     (52,254)
                                                        -------    -------     -------
Cash flows from financing activities:
  Dividends to stockholders                             (15,364)   (13,688)    (12,834)
  Proceeds from (payments on) note payable               (2,500)    (2,000)     16,000
  Net sales (purchases) of treasury stock                   746     (3,606)     (1,101)
  Dividends from subsidiaries                            21,500     16,000      22,000
                                                        -------    -------     -------
           Net cash provided by (used for)
             financing activities                         4,382     (3,294)     24,065
(Continued)

                                      3                       Schedule III,cont.
                         Statements of Cash Flows (Cont'd)
                                                         1993       1992        1991
                                                               (Dollars in thousands)

Increase (decrease) in cash and cash equivalents          1,998        121     (27,253)
Cash and cash equivalents at beginning of year              378        257      27,510
                                                        -------    -------     -------
Cash and cash equivalents at end of year               $  2,376        378         257
                                                        =======    =======     =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                           $    478        704           1
                                                        =======    =======     =======
    Income taxes                                       $    788      1,130         436
                                                        =======    =======     =======





































                                                                     Schedule V

                LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                             Property and Equipment

                  Years ended December 31, 1993, 1992 and 1991
<CAPTION
                                Balance at                                       Balance
                                beginning    Additions,    Retire-               at end
  Classifications (note 1)       of year      at cost       ments    Transfers   of year
                                                (Dollars in thousands)
Year ended December 31, 1993:
  Used in telephone operations:
    Land                       $  2,746          28           -           (2)      2,772
    Buildings                    24,860       1,054          193          (5)     25,716
    Equipment                   392,153      21,914        9,828       3,238     407,477
    Motor vehicles and other
      work equipment              9,651       1,004          567          28      10,116
                                -------     -------      -------     -------     -------
        Total in service        429,410      24,000       10,588       3,259     446,081
  Under construction              4,376         491           -       (3,259)      1,608
                                -------     -------      -------     -------     -------
        Total used in telephone
          operations            433,786      24,491       10,588          -      447,689
  Used in diversified operations  1,440         504           93          -        1,851
                                -------     -------      -------     -------     -------
                               $435,226      24,995       10,681          -      449,540
                                =======     =======      =======     =======     =======
Year ended December 31, 1992:
  Used in telephone operations:
    Land                          2,732          14           -           -        2,746
    Buildings                    24,122         705          123         156      24,860
    Equipment                   390,916      17,500       26,592      10,329     392,153
    Motor vehicles and other
      work equipment              9,256         928          533          -        9,651
                                -------     -------      -------     -------     -------
        Total in service        427,026      19,147       27,248      10,485     429,410
  Under construction              6,974       7,887           -      (10,485)      4,376
  Acquisition adjustment          1,211          -         1,211          -
- -
                                -------     -------      -------     -------     -------
        Total used in telephone
          operations            435,211      27,034       28,459          -      433,786
  Used in diversified operations  1,285         306          151          -        1,440
                                -------     -------      -------     -------     -------
                               $436,496      27,340       28,610          -      435,226
                                =======     =======      =======     =======     =======

                                                                        (Continued)




                                        2                       Schedule V,cont.

                LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                             Property and Equipment

                                Balance at                                       Balance
                                beginning    Additions,    Retire-               at end
  Classifications (note 1)       of year      at cost       ments    Transfers   of year
                                                (Dollars in thousands)
Year ended December 31, 1991:
  Used in telephone operations:
    Land                       $  2,403         328           -            1       2,732
    Buildings                    23,203         989           70          -       24,122
    Equipment                   374,935      21,204       13,976       8,753     390,916
    Motor vehicles and other
      work equipment              8,699       1,180          623          -        9,256
                                -------     -------      -------     -------     -------
        Total in service        409,240      23,701       14,669       8,754     427,026
  Under construction              6,265       9,463           -       (8,754)      6,974
  Acquisition adjustment          1,211          -            -           -        1,211
                                -------     -------      -------     -------     -------
        Total used in telephone
          operations            416,716      33,164       14,669          -      435,211
  Used in diversified operations  1,128         230           73          -        1,285
                                -------     -------      -------     -------     -------
                               $417,844      33,394       14,742          -      436,496
                                =======     =======      =======     =======     =======


Note 1: Depreciation on property and equipment is determined by using the straight-line method based on estimated service and remaining lives. The composite depreciation rate for telephone property was 6.5% in 1993, 6.9% in 1992 and 6.7% in 1991.



















                                                                    Schedule VI

                LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                           Accumulated Depreciation and
                      Amortization of Property and Equipment

                   Years ended December 31, 1993, 1992 and 1991
                                                    Additions
                                                         Charged to
                                                         clearing
                              Balance at   Charged to    accounts    Retire-    Balance
                              beginning    costs and        and      ments      at end
   Description                 of year     expenses       others     (note)     of year
                                                  (Dollars in thousands)
Year ended December 31, 1993:
  Used in telephone operations:
    Buildings                  $  9,824         731       -             221     10,334
    Equipment                   171,090      26,811       -           9,948    187,953
    Motor vehicles and other
      work equipment              3,823         665       -             476      4,012
                                -------     -------     ---         -------    -------
       Total used in telephone
         operations             184,737      28,207       -          10,645    202,299
  Used in diversified operations    924         251       -              38      1,137
                                -------     -------     ---         -------    -------
                               $185,661      28,458       -          10,683    203,436
                                =======     =======     ===         =======    =======
 Year ended December 31, 1992:
  Used in telephone operations:
    Buildings                     9,305         711       -             192      9,824
    Equipment                   168,148      27,993       -          25,051    171,090
    Motor vehicles and other
      work equipment              3,623         641       -             441      3,823
                                -------     -------     ---         -------    -------
        Total in service        181,076      29,345       -          25,684    184,737
  Acquisition adjustment          1,211          -        -           1,211         -
                                -------     -------     ---         -------    -------
        Total used in telephone
          operations            182,287      29,345       -          26,895    184,737
  Used in diversified operations    841         188       -             105        924
                                -------     -------     ---         -------    -------
                               $183,128      29,533       -          27,000    185,661










                                       2                      Schedule VI,cont.

                LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                           Accumulated Depreciation and
                      Amortization of Property and Equipment

                                                    Additions
                                                         Charged to
                                                         clearing
                              Balance at   Charged to    accounts    Retire-    Balance
                              beginning    costs and        and      ments      at end
   Description                 of year     expenses       others     (note)     of year
                                                  (Dollars in thousands)

Year ended December 31, 1991:
  Used in telephone operations:
    Buildings                     8,743         686       -             124      9,305
    Equipment                   153,380      27,182       -          12,414    168,148
    Motor vehicles and other
      work equipment              3,566         616       -             559      3,623
                                -------     -------     ---         -------    -------
        Total in service        165,689      28,484       -          13,097    181,076
  Acquisition adjustment          1,151          -       60              -       1,211
                                -------     -------     ---         -------    -------
        Total used in telephone
          operations            166,840      28,484      60          13,097    182,287
  Used in diversified operations    729         126       -              14        841
                                -------     -------     ---         -------    -------
                               $167,569      28,610      60          13,111    183,128
                                =======     =======     ===         =======    =======

Note: Retirements are net of salvage and cost of removal.





















                                                                   Schedule VIII

               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                        Valuation and Qualifying Accounts

                  Years ended December 31, 1993, 1992 and 1991
                                                       Additions    Deductions
                                           Balance at  charged to   from        Balance
                                           beginning   costs and    allowance   at end
   Description                             of year     expenses     (note)      of year
                                                         (Dollars in thousands)
Year ended December 31, 1993,
  Allowance deducted from asset accounts,
  allowance for doubtful receivables       $ 419          474          511       382
                                             ===          ===          ===       ===

Year ended December 31, 1992,
  Allowance deducted from asset accounts,
  allowance for doubtful receivables       $ 479          251          311       419
                                             ===          ===          ===       ===

Year ended December 31, 1991,
  Allowance deducted from asset accounts,
  allowance for doubtful receivables       $ 494          300          315       479
                                             ===          ===          ===       ===

Note: Customers' accounts written-off, net of recoveries.
























                                                                    Schedule IX

               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                            Short-term Borrowings

                 Years ended December 31, 1993, 1992 and 1991

                                                                  Average     Weighted
  Category of                                       Maximum       amount      average
   aggregate                         Weighted       amount      outstanding   interest
  short-term           Balance       average      outstanding     during    rate during
  borrowings           at end       interest    during the year  the year     the year
   (note 1)           of year         rate         (note 2)      (note 2)     (note 3)
                                                 (Dollars in thousands)
     1993

Bank notes payable   $ 41,500         3.47%       $ 48,500        29,214        3.54%
                      =======        =====         =======       =======       =====

     1992

Bank notes payable   $ 14,000        4.39%        $ 16,000        15,984        4.38%
                      =======        =====         =======       =======       =====

     1991

Bank notes payable   $ 16,000        4.77%        $ 16,000          219         4.77%
                      =======        =====         =======       =======       =====

Note 1: The Company had unused lines of credit established with several commercial banks of $15,000,000 at December 31, 1992 and 1991.

Note 2: Maximum amount outstanding and average amount outstanding during the year are based on daily balances.

Note 3: Interest expense divided by average amount outstanding during the year.












                                                                    Schedule X

               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                      Note Receivable from Related Party

                  Years ended December 31, 1993, 1992 and 1991

                                       Balance at                            Balance at
                                       beginning                              end of
    Name of debtor                     of period   Additions    Deductions     period
                                                   (Dollars in thousands)

        1993
Omaha Cellular General Partnership    $ 26,727       3,286           -         30,013
                                       =======      ======          ===       =======

        1992

Omaha Cellular General Partnership    $ 23,800       2,927           -         26,727
                                       =======      ======          ===       =======

        1991

Omaha Cellular General Partnership    $    -        23,800           -         23,800
                                       =======      ======          ===       =======


Note: Prairie Communications, Inc. purchased and holds a discounted note from Omaha Cellular General Partnership in the face amount of approximately $54 million. The note has a stated interest rate of 11.94% and is due December 31, 1998.


















                                                                    Schedule XI

                LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                  Supplementary Statements of Earnings Information

                   Years ended December 31, 1993, 1992 and 1991
                                                 Charged to costs and expenses
          Item                                   1993         1992        1991
                                                     (Dollars in thousands)
Maintenance and repairs                       $ 19,966       21,173      20,697
                                               =======      =======     =======

Taxes, other than payroll and income taxes:
   Property                                      2,788        4,154         334
   Other                                           135          (19)        112
                                               -------      -------     -------
                                              $  2,923        4,135         446
                                               =======      =======     =======









































                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 11-K


     X        Annual Report pursuant to Section 15(d)
              of the SECURITIES EXCHANGE ACT of 1934
              [Fee Requried]

     For the Fiscal Year Ended December 31, 1993

                                      OR

     __ Transition Report pursuant to Section 15(d) of the SECURITIES EXCHANGE ACT of 1934
              [No Fee Required]

A. Full title of the Plan and the address of the Plan, if different from that of the issuer named below:

     LINCOLN TELECOMMUNICATIONS COMPANY EMPLOYEE AND STOCKHOLDER
     DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN, AS AMENDED

B. Name of issuer of the securities held pursuant to the Plan and the address of its principal executive office:

              LINCOLN TELECOMMUNICATIONS COMPANY
              1440 M Street
              P.O. Box 81309
              Lincoln, Nebraska  68501-1309
              (402) 474-2211


















KPMG PEAT MARWICK














                      LINCOLN TELECOMMUNICATIONS COMPANY
                       EMPLOYEE AND STOCKHOLDER DIVIDEND
                     REINVESTMENT AND STOCK PURCHASE PLAN

                            Financial Statements
                                 Form 11-K
                     Securities and Exchange Commission

                      December 31, 1993, 1992 and 1991

                 (With Independent Auditors' Report Thereon)


























                      LINCOLN TELECOMMUNICATIONS COMPANY
                       EMPLOYEE AND STOCKHOLDER DIVIDEND
                     REINVESTMENT AND STOCK PURCHASE PLAN

                        Index to Financial Statements


Independent Auditors' Report

Statements of Financial Condition - December 31, 1993 and 1992

Statements of Revenues and Common Stock Purchases -
  Years ended December 31, 1993, 1992 and 1991

Notes to Financial Statements - December 31, 1993, 1992 and 1991

All schedules are omitted because they are not applicable.






































KPMG Peat Marwick

Certified Public Accountants

1600 FirsTier Building
Lincoln, NE  68508

Two Central Park Plaza
Suite 1501
Omaha, NE  68102



                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Lincoln Telecommunications Company:


We have audited the financial statements of Lincoln
Telecommunications Company Employee and Stockholder Dividend
Reinvestment and Stock Purchase Plan as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln
Telecommunications Company Employee and Stockholder Dividend
Reinvestment and Stock Purchase Plan at December 31, 1993 and 1992, and its revenues and common stock purchases for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.


                                      /s/ KPMG Peat Marwick


Lincoln, Nebraska
February 4, 1994





                       LINCOLN TELECOMMUNICATIONS COMPANY
                        EMPLOYEE AND STOCKHOLDER DIVIDEND
                      REINVESTMENT AND STOCK PURCHASE PLAN

                       Statements of Financial Condition

                          December 31, 1993 and 1992
<CATION>
                        Assets                               1993         1992
Due from Lincoln Telecommunications Company (note 2):
  Contributions                                           $ 177,653      257,428
  Dividends                                                 269,246      130,254
                                                            -------      -------
                                                          $ 446,899      387,682
                                                            =======      =======
                     Liabilities

Balance to be invested in common stock for participants
  (notes 1 and 2)                                         $ 446,899      387,682
                                                            =======      =======


See accompanying notes to financial statements.




























                       LINCOLN TELECOMMUNICATIONS COMPANY
                        EMPLOYEE AND STOCKHOLDER DIVIDEND
                      REINVESTMENT AND STOCK PURCHASE PLAN

                Statements of Revenues and Common Stock Purchases

                  Years ended December 31, 1993, 1992 and 1991

                                                      1993          1992         1991
Revenues:
  Cash dividends                                  $  925,269       502,839      471,230
  Contributions                                      760,455       997,938      737,018
                                                   ---------     ---------    ---------
                                                   1,685,724     1,500,777    1,208,248
                                                   ---------     ---------    ---------

Assets held for purchases of common stock (note 2):
  Beginning of year                                  387,682       308,622      284,134
  Less end of year                                  (446,899)     (387,682)    (308,622)
                                                   ---------     ---------    ---------
                                                     (59,217)      (79,060)     (24,488)
                                                   ---------     ---------    ---------

Common stock purchases                           $ 1,626,507     1,421,717    1,183,760
                                                   =========     =========    =========

See accompanying notes to financial statements.





















                      LINCOLN TELECOMMUNICATIONS COMPANY
                       EMPLOYEE AND STOCKHOLDER DIVIDEND
                     REINVESTMENT AND STOCK PURCHASE PLAN

                        Notes to Financial Statements

                       December 31, 1993, 1992 and 1991


(1) Statement of Purpose and Summary of Significant Accounting Policies


    The Lincoln Telecommunications Company Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan (Plan) provides stockholders and eligible employees of Lincoln Telecommuni-cations Company (Company) and its subsidiaries with a convenient and economical way to invest cash dividends and optional cash contributions to purchase additional shares of common stock of the Company.

    Shares are offered for purchase to all stockholders and all regular full-time and regular part-time employees of the Company with not less than six months of service. Any individual who owns 5 percent or more of the total combined voting power of value of all classes of stock of the Company is not eligible to participate in the Plan.

    The Company paid, on January 6, 1994, a 100% stock dividend to stockholders of record on December 27, 1993.

    The accompanying financial statements have been prepared on an accrual basis and present the financial condition of the Plan and its revenues and common stock purchases. All assets are held for the purchase of common stock of the Company.

    Effective on June 15, 1993, Mellon Securities Trust Company became the transfer agent, registrar, rights agent and Plan administrator. Prior to that date, the Company was the transfer agent, registrar and Plan administrator and Harris Trust and Savings Bank was the rights agent.

(2) Participation

    Stock for the Plan is purchased on the open market. The basis for the purchase price of the stock allocated to the Plan participants is the average price paid during the 5-day trading period preceding and including the dividend payment date. Employee purchases are at 95% of such price while purchases by non-employee participants are at 100% of such price.

    Participants in the Plan may use cash dividends declared on stock owned and optional cash contributions to purchase
                                                     (Continued)

                      LINCOLN TELECOMMUNICATIONS COMPANY
                       EMPLOYEE AND STOCKHOLDER DIVIDEND
                     REINVESTMENT AND STOCK PURCHASE PLAN

                    Notes to Financial Statements (Cont'd)


    additional stock. Any contributions received by approximately eight days before the end of each calendar quarter will be used to purchase shares of stock as of the next dividend date.

    Shares purchased in the open market for the Plan aggregated
    57,604, 60,636 and 51,171 during 1993, 1992 and 1991,
    respectively. At December 31, 1993, the agent for the Plan held 628,534 shares registered for participants.

(3) Income Taxes

    No provision is made for income taxes relating to the operations of the Plan. Any income tax consequences of participation in the Plan are that of the participants.









































                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LINCOLN TELECOMMUNICATIONS COMPANY
                                  EMPLOYEE AND STOCKHOLDER DIVIDEND
                                  REINVESTMENT AND STOCK PRUCHASE PLAN
                                             (Name of Plan)



                                  By     /s/  Michael J. Tavlin

                                         Michael J. Tavlin
                                         Vice President-Treasurer

Date     March 16, 1994