Form 10-Q
period 1994-03-31
LINCOLN TELECOMMUNICATIONS CO
filed 1994-05-13
CIK 320446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                   ________________________________________

      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1994

                                    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ____________________to



                        Commission File No.    2-70020
                  ________________________________________

                     Lincoln Telecommunications Company
            (Exact name of registrant as specified in its charter)

             Nebraska                                      47-0632436
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

  1440 M Street, Lincoln, Nebraska                           68508

(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: 402-476-5289

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing equirements for the past 90 days.

                          Yes    X        No
                              ------         ------
 Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

    Class of Common Stock                    Outstanding at March 31, 1994
      $.25 par Value                                 32,352,550




                      PART I - FINANCIAL INFORMATION


            LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

The following consolidated financial statements of Lincoln Telecommunications Company and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the 1993 Annual Report on Form 10-K, which are incorporated by reference.





























                                      -1-
Item 1 - Financial Statements

                  LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                               March 31, 1994    December 31, 1993
                                                (Unaudited)          (Audited)
                                                   (Dollars in Thousands)
        ASSETS
Property and equipment less
 accumulated depreciation and
 amortization                                   $ 240,410            $ 246,104

Investments and other assets                       45,565               47,163

Current assets                                     83,935               81,751

Deferred charges                                   20,751               20,261
                                                ---------            ---------
     Total assets                               $ 390,661            $ 395,279
                                                =========            =========

   CAPITALIZATION AND LIABILITIES

Capitalization:

   Common stock investment                      $ 180,892            $ 184,032

   5% redeemable preferred stock                    4,499                4,499

   Long-term debt, excluding
    current installments                           44,000               44,000
                                                ---------            ---------
     Total capitalization                         229,391              232,531
                                                ---------            ---------
Current liabilities:

   Notes payable to banks                          36,000               41,500

   Accounts payable and accrued liabilities        38,559               32,885
                                                ---------            ---------
     Total current liabilities                     74,559               74,385
                                                ---------            ---------
Deferred credits and other long-
 term liabilities                                  86,711               88,363
                                                ---------            ---------
     Total capitalization and liabilities       $ 390,661            $ 395,279
                                                =========            =========



                                       -2-

                         LINCOLN TELECOMMUNICATIONS COMPANY
                         CONSOLIDATED STATEMENT OF EARNINGS
                                    (UNAUDITED)
                                                         Three Months Ended
                                                   Mar 31, 1994       Mar 31, 1993
                                          (Dollars in Thousands Except Per Share Data)
Telephone operating revenues:
   Local network services                           $ 18,706             $ 16,991
   Long distance services                              3,532                3,927
   Access services                                    12,778               11,688
   Directory advertising, billing
    and other services                                 4,129                4,120
   Other operating revenues                            3,627                3,444
                                                    ---------            ---------
      Total telephone operating revenues              42,772               40,170
                                                    ---------            ---------
Diversified operations revenues and sales:
   Long distance services                              4,782                4,942
   Product sales                                       2,202                1,434
   Other revenues                                         86                   87
                                                    ---------            ---------
      Total diversified operations
       revenues and sales                              7,070                6,463
                                                    ---------            ---------
Intercompany revenues                                 (1,829)              (1,896)
                                                    ---------            ---------
      Total operating revenues                        48,013               44,737
                                                    ---------            ---------
Operating expenses:
   Depreciation                                        7,959                7,044
   Extraordinary depreciation on cellular plant*       3,398                  --
   Cost of goods and services                          4,530                4,071
   Other operating expenses                           22,336               21,576
   Taxes, other than payroll and income                  950                  695
   Intercompany expenses                              (1,829)              (1,896)
                                                    ---------            ---------
      Total operating expenses                        37,343               31 490
                                                    ---------            ---------
      Operating income                                10,670               13,247
                                                    ---------            ---------
Non-operating income and expense:
   Income from interest and other investments          1,154                  884
   Charge for additional nonrecurring
    depreciation on cellular equipment
    in limited partnership*                            2,179                  --
   Interest expense and other deductions               1,649                2,122
                                                    ---------            ---------
      Net non-operating expense                        2,674                1,238
                                                    ---------            ---------

                                       -3-
                         LINCOLN TELECOMMUNICATIONS COMPANY
                      CONSOLIDATED STATEMENT OF EARNINGS (Cont.)
                                    (UNAUDITED)
                                                         Three Months Ended
                                                   Mar 31, 1994       Mar 31, 1993
                                          (Dollars in Thousands Except Per Share Data)

      Income before income taxes and cumulative
        effect of change in accounting principle       7,996               12,009
Income Taxes                                           3,018                3,937
                                                    ---------            ---------
      Income before cumulative effect of
       change in accounting principle                  4,978                8,072
Cumulative effect of change in accounting
 principle                                               --               (23,534)
                                                    ---------            ---------
      Net income (loss)                                4,978              (15,462)
Preferred dividends                                       56                   56
                                                    ---------            ---------
      Earnings (loss) attributable to
       common shares                                $  4,922             $(15,518)
                                                    =========            =========
Earnings per common share:
      Earnings before cumulative effect of
       change in accounting principle               $    .15             $    .25
      Cumulative effect of change in
       accounting principle                              --                  (.73)
                                                    ---------            ---------
Earnings (loss) per common share                    $    .15             $   (.48)
                                                    =========            =========
Weighted average common shares outstanding
 (in thousands)                                       32,576               32,534
Dividend declared per common share                  $    .13             $    .12

*See comments under "Cellular Activities," page 8

















                                       -4-

                          LINCOLN TELECOMMUNICATIONS COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                                        Three Months Ended
                                                 Mar. 31, 1994      Mar. 31, 1993
                                                      (Dollars in Thousands)
Cash flows from operating activities:
   Net income (loss)                                $  4,978             $(15,462)
                                                    ---------            ---------
   Adjustments to reconcile net earnings (loss)
     to net cash provided by operating activities:
      Depreciation and amortization                    7,966                7,058
      Additional nonrecurring depreciation
       on cellular equipment                           3,398                  --
      Cumulative effect of change in
       accounting principle                              --                23,534
      Equity in undistributed earnings of joint
       venture and general partnership                 3,261                  842
      Provision for losses on receivables                123                  104
      Deferred income taxes                           (1,979)             (13,756)
      Increase in note receivable from
       general partnership                              (896)                (798)
      Changes in assets and liabilities
       resulting from operating activities:
         Receivables                                  (2,137)                (724)
         Materials, supplies and other assets            (78)                 131
         Deferred charges                               (496)             (14,755)
         Accounts payable and accrued expenses         2,727                  780
         Income taxes payable                          2,786                1,255
         Advance billings and customer deposits          161                   49
         Unamortized investment tax credits             (265)                (340)
         Other deferred credits                          592               29,742
                                                    ---------            ---------
               Total adjustments                      15,163               33,122
                                                    ---------            ---------
               Net cash provided by
                operating activities                  20,141               17,660
                                                    ---------            ---------
Cash flows from investing activities:
   Expenditures for property and equipment            (5,892)              (4,322)
   Net salvage on retirements                            265                  (26)
                                                    ---------            ---------
               Net capital additions                  (5,627)              (4,348)







                                       -5-
                          LINCOLN TELECOMMUNICATIONS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
                                      (UNAUDITED)
                                                        Three Months Ended
                                                 Mar. 31, 1994      Mar. 31, 1993
                                                      (Dollars in Thousands)
   Proceeds from sale of investments and
    other assets                                          27                   35
   Purchases of investments and other assets            (830)                (245)
   Purchases of temporary investments                 (5,300)             (13,037)
   Maturities and sales of temporary investments      10,710               16,115
                                                    ---------            ---------
               Net cash used for
                investing activities                  (1,020)              (1,480)
                                                    ---------            ---------
Cash flows from financing activities:
   Dividends to stockholders                          (4,294)              (3,633)
   Proceeds from issuance of notes payable             1,000                  --
   Retirement of notes payable                        (6,500)                 --
   Purchase of treasury stock                         (3,920)                 --
   Sale of treasury stock                                 95                  --
   Retirement and conversion of long-term
    debt and redemption of preferred stock               --                  (125)
                                                    ---------            ---------
               Net cash used in financing
                activities                           (13,619)              (3,758)
                                                    ---------            ---------
Net increase in cash and cash equivalents              5,502               12,422
Cash and cash equivalents at beginning of year        15,341                9,585
                                                    ---------            ---------
Cash and cash equivalents at end of quarter         $ 20,843             $ 22,007
                                                    =========            =========
Supplemental disclosures of cash flow information:
   Interest paid                                    $    369             $    541
                                                    =========            =========
   Income taxes paid                                $  2,470             $  3,060
                                                    =========            =========















                                       -6-

                  LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                                NOTES TO FORM 10-Q


The consolidated Form 10-Q reflects the operations of Lincoln Telecommunications Company (the Company) and its wholly owned subsidiaries. The primary subsidiary is The Lincoln Telephone and Telegraph Company (LT&T) which provides local and long distance telephone service in 22 southeastern counties of Nebraska. It further provides cellular telecommunications services in the Lincoln, Nebraska Metropolitan Statistical Area (MSA) (which includes all of Lancaster County in Nebraska) under the name of Lincoln Telephone Cellular. LinTel Systems Inc. (LinTel) provides telephone answering services, sales of non-regulated telecommunication products and services and toll services beyond LT&T's local service territory. Prairie Communications, Inc. (Prairie) has a 50% investment in, and is the operating partner of, a general partnership with Centel Nebraska, Inc. which manages a limited partnership providing cellular telecommunications services in the Omaha MSA (which includes Douglas and Sarpy Counties in Nebraska and Pottawatomie County in Iowa). The limited partnership is doing business as First Cellular Omaha (FCO). A joint venture with Anixter Bros., Inc., doing business as Anixter-Lincoln, warehouses and distributes electrical wire, cable, and communications products in a six-state area which includes Nebraska, North and South Dakota, Wyoming, Montana and Idaho.

General

Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during the periods presented herein. The weighted average shares used in the calculation were 32,576,008 for the three-month period ended March 31, 1994 and 32,534,376 for the same period in 1993 (restated to reflect the 100% stock dividend referred to below).

On April 24, 1991 the Board of Directors of the Company authorized the Company to purchase up to 600,000 shares of its common stock from time to time as market conditions warrant. As of March 31, 1994, 274,376 shares have been purchased. These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

Effective January 6, 1994 the Company distributed a 100% stock dividend to common stockholders of record on December 27, 1993, which has been treated as a stock split for financial reporting purposes. Common stock, premium on common stock and all per share information has been retroactively adjusted to give effect to the stock dividend for all periods presented.





                                       -7-
On February 1, 1994 the Company entered into an agreement (Agreement) with Sahara Enterprises, Inc. (Sahara), then an owner of approximately 16.6% of the issued and outstanding common stock of the Company in connection with a firm commitment underwritten public offering of shares of the Company's common stock by Sahara (Offering). The Agreement provided (i) the Company with a right of first refusal to purchase additional shares of Company common stock from Sahara for 120 days following the closing of the Offering; (ii) that, concurrently with the closing of the Offering, the Company will purchase 250,000 shares of Company common stock from Sahara at the Offering price less 2 percent for future use in funding the Company's stock obligations under one or more of its employee benefit plans; and (iii) that Sahara will indemnify and reimburse the Company against payment of an amount not to exceed the first $200,000 of the Company's out-of-pocket expenses in connection with the Offering.

On February 1, 1994 the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission in connection with the Offering. On March 24, 1994 the Offering was closed and pursuant thereto, Sahara sold 1,850,000 shares of Company common stock to the public, reducing its ownership of the issued and outstanding Company common stock to approximately 10%. Concurrently therewith and pursuant to the Agreement, the Company purchased 250,000 shares of Company common stock from Sahara for a purchase price of $15.68 per share, a transaction which the Company financed with current assets. On April 12, 1994 Sahara sold an additional 136,200 shares of the Company's Common Stock to the public in connection with an over-allotment option which Sahara had granted in connection with the Offering. Exclusive of shares of common stock received by Sahara pursuant to Company stock dividends or stock splits, Sahara (or its wholly-owned subsidiary) beneficially owned the shares sold in the Offering and the 250,000 shares sold to the Company concurrently therewith since the Company's formation as a holding company effective February 23, 1981.

Cellular Activities

Due to changes in technology, customer growth, and usage demand for cellular services in their respective markets, Lincoln Telephone Cellular and First Cellular Omaha, have entered into an agreement with AT&T dated March 15, 1994, to purchase digital cellular telephone systems to replace the existing analog systems serving these markets. These digital systems are expected to increase capacity and performance in these markets. The new Omaha system was operational in April 1994 and the Lincoln system is expected to be operational in mid-1995.

The implementation of these system upgrades will cause the early retirement of existing analog equipment prior to the expiration of its anticipated useful life. As a result, in the first quarter 1994, the Company wrote down the value of these assets by approximately $3,398,000. The after-tax impact of this one-time non-cash charge to earnings was $2,050,000. The Company's share of a similar charge for First Cellular Omaha was $2,179,000, producing an after-tax impact of $1,314,000. The one-time, noncash reduction of first quarter 1994 earnings is approximately $3,364,000 or $.104 per share. See Non-Operating Income (Expense), Page 16.

                                       -8-
Nebraska Public Service Commission Order

On May 28, 1991 the Nebraska Public Service Commission (NPSC) ordered LT&T to implement several rate and service changes which became effective August 16, 1991. Increased rates for basic local service, together with reduced rates for long distance calls and other changes included in the order, were intended to be revenue-neutral. Results were monitored monthly and were reviewed with the NPSC after a full year of operation. The NPSC determined that a refund of $1 for each residential line and $2 for each business line would be needed to achieve revenue neutrality. The refunds were provided as credits on customers' March 1993 billings. In addition, the NPSC ordered further reductions in rates for touch call service and long distance service, estimated to be $1,589,000 annually. These rate reductions became effective March 1, 1993.

Changes in Accounting Principles

Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 requires a change in the method of accounting for deferred income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the accounting period in which the enactment occurs.

Generally accepted accounting principles for regulated enterprises adopting Statement 109 required, in the case of LT&T, the recognition of deferred regulatory charges and deferred regulatory credits of $15,856,000 and $14,743,000, respectively. In September 1993, an additional deferred regulatory charge of $1,223,000 was recognized to account for the 1% increase in the federal income tax rate, retroactive to January 1, 1993. The adjusted net effect of these regulatory charges and credits of $2,336,000 was recorded on the financial statements as of January 1, 1993 and September 30, 1993 as an increase to deferred income tax liabilities and will be amortized into income tax expense on the financial statements over a ten year period.

Total income tax expense for the three-month periods ended March 31, 1994 and 1993 was $3,018,000 and $3,937,000, respectively, and was comprised solely of income taxes on income from continuing operations. Income tax expense (benefit) attributable to income from continuing operations for the quarters ended March 31, 1994 and 1993 consists of:




                                       -9-
                                   First Quarter Ended March 31,
                                        1994            1993
  Current

    U.S. Federal                    $ 4,290,000    $  3,596,000
    State and local                     958,000         824,000
                                   -------------   -------------
                                      5,248,000       4,420,000

  Deferred

    U.S. Federal                     (1,682,000)       (225,000)
    State and local                    (283,000)         82,000
                                   -------------   -------------
                                     (1,965,000)       (143,000)
  Investment tax credits               (265,000)       (340,000)
                                   -------------   -------------
                                    $ 3,018,000     $ 3,937,000
                                   =============   =============

Income tax expense differed from the amounts computed by applying the U. S. Federal income tax rate of 35 percent to pretax income from continuing operations as stated in the following:

                                   First Quarter Ended March 31,
                                        1994            1993

  Computed "expected" tax
    expense                         $ 2,798,000     $ 4,083,000
  Increase (reduction) in
    income taxes resulting from:
    State and local taxes, net
       of Federal tax benefit           439,000         598,000
    Non-taxable interest income         (30,000)        (20,000)
    Amortization of regulatory
      deferred charges                  479,000         444,000
    Amortization of regulatory
      deferred liability               (473,000)       (502,000)
    Amortization of investment
      tax credits                      (265,000)       (340,000)
    Effect of 109 adoption on
      non-regulated income                  --         (305,000)
    Other, net                           70,000         (21,000)
                                    ------------   -------------

                                    $ 3,018,000     $ 3,937,000
                                   =============   =============






                                      -10-

The significant components of deferred income tax expense (benefit) attribut-able to income from continuing operations for the three-month periods ended March 31, 1994 and 1993 were the following:

                                                First Quarter Ended March 31,
                                                      1994            1993

  Deferred tax expense (benefit)                 $(1,971,000)    $   (85,000)
  Amortization of regulatory deferred charges        479,000         444,000
  Amortization of regulatory deferred liability     (473,000)       (502,000)
                                                -------------   -------------
                                                 $(1,965,000)    $  (143,000)
                                                =============   =============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1994 and December 31, 1993 are presented below:

                                        March 31, 1994     December 31, 1993

  Deferred tax assets:
    Accumulated post-retirement
      benefit cost                        $16,139,000           $15,946,000
    Regulatory deferred credits             5,627,000             5,884,000
    Other                                   2,500,000             2,438,000
                                         -------------         -------------
       Total gross deferred tax assets     24,266,000            24,268,000
       Less valuation allowance                     0                     0
                                         -------------         -------------
       Net deferred tax assets            $24,266,000           $24,268,000
                                         =============         =============
  Deferred tax liabilities:
    Plant and equipment, principally
      due to depreciation differences     $39,400,000           $40,720,000
    Regulatory deferred charges             3,908,000             4,036,000
    Other                                   1,952,000             2,486,000
                                         -------------         -------------
       Total gross deferred tax
         liabilities                       45,260,000            47,242,000
                                         -------------         -------------
       Net deferred tax liabilities       $20,994,000           $22,974,000
                                        =============          =============

As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and the Company's expected taxable income in future years, no valuation allowance for deferred tax assets as of December 31, 1993 and March 31, 1994 was necessary.






                                      -11-
Postretirement Benefits

In addition to the Company's defined benefit pension plan, the Company sponsors a health care plan that provides postretirement medical and other benefits to employees who meet minimum age and service requirements upon retirement.

In respect to these benefits, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as of January 1, 1993. The new standard requires accounting for these benefits during the active employment of the participants. The Company elected to record the accumulated postretirement benefit obligation in the first quarter 1993. After taxes, this one-time charge amounted to $23,534,000, net of income tax benefit of $14,890,000.

The following table presents the plan's status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1993:

  Accumulated Postretirement Benefit Obligation:

    Retirees                                        $29,851,000
    Fully eligible active plan participants          10,202,000
    Other active plan participants                    7,328,000
                                                   -------------
                                                    $47,381,000

    Plan assets at fair market value                         --
    Unrecognized net loss                            (7,054,000)
                                                   -------------
    Accrued postretirement benefit cost
      recognized in the balance sheet               $40,327,000
                                                   =============

For purposes of measuring the benefit obligation, a discount rate of 8.0% and an 11.7% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1993. This rate of increase was assumed to decrease gradually to 5.5% by the year 2004.

The Company has not designated any assets to fund plan obligations. Net periodic postretirement benefit costs for the quarters ended March 31, 1994 and 1993 include the following components:

                                          First Quarter Ended March 31,
                                               1994            1993

  Service cost                             $   107,000     $    75,000
  Interest cost                                924,000         908,000
  Amortization of unrecognized loss             42,000              --
                                           ------------    ------------
  Net periodic postretirement
   benefit costs                           $ 1,073,000     $   983,000
                                           ============    ============

                                      -12-
For purposes of measuring the benefit cost, a discount rate of 9.5% and a 12% annual rate of increase in the health care cost trend rate was assumed for 1993. This rate of increase was assumed to decrease gradually to 6.5% by the year 2002. The health care cost trend rate assumptions have a significant effect on the amounts reported.
















































                                      -13-

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Total capital additions to telephone plant for 1994 are projected to be $31,457,000. During the three-month periods ended March 31, 1994 and 1993, cash provided by operating activities, less dividends paid, exceeded capital additions.

Short-term borrowings of $16,000,000 were completed December 31, 1991, and a borrowing of $1,000,000 was completed on February 25, 1994. Of these borrowings, $10,000,000 remained outstanding at March 31, 1994. Additional short-term borrowings of $35,000,000 were completed July 6, 1993. The latter borrowings of $35,000,000 were used to fund the call of long-term First Mortgage Bond Issues G, I and J. The long-term debt interest savings, net of premium and bond discount and issuance cost amortization expenses, will exceed $2,511,000 for 1994. Short-term debt for the latter borrowings was reduced to $26,000,000 by March 31, 1994. No long-term borrowings are presently anticipated for 1994.

Results of Operations

Revenues
                                              First Quarter 1994
                                              Increase (Decrease)
                                            Over First Quarter 1993

Telephone Operating Revenues:
  Local network services                            10.1%
  Long distance services                           (10.1%)
  Access services                                    9.3%
  Directory advertising, billing
    and other services                                .2%
  Other operating revenues                           5.3%
    Total telephone operating revenues               6.5%

Diversified Operations Revenues and Sales:
  Long distance services                            (3.2%)
  Product sales                                     53.6%
  Other revenue                                     (1.1%)
    Total diversified operations
      revenues and sales                             9.4%

Intercompany revenues                                3.5%

  Total operating revenues                           7.3%

All comparisons hereinafter made are of the first quarter for 1994 with the same period in 1993. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.


                                      -14-
Local network services revenue increased $1,715,000 (10.1%). An important element is the growth in revenue from LT&T's cellular services. Cellular service revenue increased $790,000 (62.7%). Cellular access lines grew 6,349 (70.9%) between March 31, 1993 and March 31, 1994. Basic local services revenue increased $666,000 (5.8%) led by growth of 10.8% and 6.0% in revenue from centrex and small business services, respectively. Residential and business telephone access lines in service grew 2.5% from March 31, 1993. Revenue from Custom Calling-CLASS services increased $137,000 (83.7%).

Long distance services revenue decreased $395,000 (10.1%). The decrease is due primarily to a mandated rate reduction by the NPSC effective March 1, 1993.

Access services revenue increased $1,090,000 (9.3%). Both interstate and intrastate access services revenues significantly increased principally due to increased traffic.

Total revenues from diversified operations grew by $607,000 (9.4%), led by a growth of $768,000 (53.6%) from sales of telecommunications products and services by LinTel.

Overall, total operating revenues for telephone operations and diversified operations increased $3,276,000 (7.3%) for the three-month period ended March 31, 1994 over the same period in 1993.

Operating Expenses

                                              First Quarter 1994
                                              Increase (Decrease)
                                            Over First Quarter 1993

Depreciation                                        13.0%
Additional nonrecurring depreciation
  on cellular equipment                               --
Cost of goods and services                          11.3%
Other operating expenses                             3.5%
Taxes, other than payroll
  and income                                        36.7%
Intercompany expenses                                3.5%
    Total operating expenses                        18.6%

All comparisons hereinafter made are of the first quarter for 1994 with the same period in 1993. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

In addition to a one-time non-cash charge of $3,398,000 for additional nonrecurring depreciation on cellular equipment in the first quarter 1994, (see "Cellular Activities" on Page 8), depreciation expense increased $915,000 (13.0%). On March 16, 1994, the NPSC authorized new depreciation rates for telephone plant, retroactive to January 1, 1994. These new depreciation rates will generate approximately $2,700,000 of additional depreciation expense during 1994.

                                      -15-
Cost of goods and services increased $459,000 (11.3%). The cost of system sales increased $580,000 (146.7%) as a result of increased sales by LinTel.

Taxes, other than payroll and income, increased $255,000 (36.7%) due to repayment of refunds to counties and subdistricts in final settlement of 1989 and 1990 property taxes which were received in first quarter 1993.

Overall, total operating expenses increased $5,853,000 (18.6%) for the three-month period ended March 31, 1994 over the same period in 1993.

Non-Operating Income (Expense)

                                              First Quarter 1994
                                              Increase (Decrease)
                                            Over First Quarter 1993

Income from interest and
  other investments                                 30.5%
Charge for additional nonrecurring
 depreciation on cellular equipment
 in limited partnership                               --
Interest expense and other
  deductions                                       (22.3%)
    Net non-operating expense                      116.0%

Income from interest and other investments increased $270,000 (30.5%) for the first quarter. The increase is attributable to a combination of three factors; 1) LT&T's interest income increased $80,000 (26.6%) over the first quarter 1993 as a result of increases in short-term investments of $4,400,000; 2) the Company's interest income from Prairie increased $98,000 to $896,000 in the first quarter; and 3) Prairie's portion of Omaha Cellular General Partnership's operating loss decreased $74,000 (13.4%) over the same period in 1993.

The Company recorded a one-time non-cash charge of $2,179,000 for the effect of the additional nonrecurring depreciation on cellular equipment at First Cellular Omaha in the first quarter 1994. See "Cellular Activities" on
Page 8.

Interest expense and other deductions decreased $473,000 (22.3%) for the first quarter, generally attributable to the decrease in interest expense on funded debt of $721,000 offset by increases in interest expense of $267,000 on short-term borrowings.

Income Taxes

Income taxes decreased $919,000 (23.3%). The decrease is attributable to the increase in expense from the additional nonrecurring depreciation on cellular equipment and the resulting decrease in income before income taxes.

                          PART II - OTHER INFORMATION



Item 1-5  -  Not applicable

Item 6    -  a)  Not applicable.

             b)  Reports on Form 8-K.
                 During the quarter ended March 31, 1994, the Registrant filed the following Form 8-K Reports:
                   1)  January 21, 1994, Current Report on Form 8-K;
                   2)  February 1, 1994, Current Report on Form 8-K;
                   3) February 14, 1994, Current Report on Form 8-K, amended on March 4, 1994, Current Report on
                       Form 8-K/A; and further amended on March 11, 1994 by Current Report on Form 8-K/A;
                   4)  March 16, 1994, Current Report on Form 8-K.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Lincoln Telecommunications Company
                            ----------------------------------
                                       (Registrant)





       May  13, 1994             /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





       May 13, 1994              /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer






____________________________
 *See General Instruction G
**Print name and title of the signing officer under his signature.