Form 10-Q
period 1994-06-30
LINCOLN TELECOMMUNICATIONS CO
filed 1994-08-12
CIK 320446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                   ________________________________________

      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1994

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

                          Yes    X        No
                              ------         ------
 Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

    Class of Common Stock                    Outstanding at June 30, 1994
      $.25 par Value                                   32,353,927















                     PART I - FINANCIAL INFORMATION

            LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

The following consolidated financial statements of Lincoln Telecommunications Company and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the 1993 Annual Report on Form 10-K and in this year's prior Quarterly Report on Form 10-Q, which are incorporated by reference.






































                                       -1-




Item 1 - Financial Statements

             LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                              June 30, 1994   December 31,1993
                                               (Unaudited)        (Audited)
                                                  (Dollars in Thousands)
ASSETS
Property and equipment less accumulated
 depreciation and amortization                    $ 238,571       $ 246,104

Investments and other assets                         46,471          47,163

Current assets                                       84,676          81,751

Deferred charges                                     20,111          20,261
                                                  ---------       ---------
     Total assets                                 $ 389,829       $ 395,279
                                                  =========       =========

CAPITALIZATION AND LIABILITIES

Capitalization:

   Common stock investment                        $ 185,618       $ 184,032

   5% redeemable preferred stock                      4,499           4,499

   Long-term debt, excluding current
    installments                                     44,000          44,000
                                                  ---------       ---------
     Total capitalization                           234,117         232,531
                                                  ---------       ---------

Current liabilities:

   Notes payable to banks                            31,700          41,500

   Accounts payable and accrued liabilities          37,249          32,885
                                                  ---------       ---------
     Total current liabilities                       68,949          74,385
                                                  ---------       ---------
Deferred credits and other long-term liabilities     86,763          88,363
                                                  ---------       ---------

     Total capitalization and liabilities         $ 389,829       $ 395,279
                                                  =========       =========








                                    -2-




                    LINCOLN TELECOMMUNICATIONS COMPANY
                    CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)


                                       Three Months Ended   Six Months Ended
                                       June 30,  June 30,  June 30,  June 30,
                                         1994      1993      1994      1993
                                    (Dollars in Thousands Except Per Share Data)
Telephone operating revenues:
   Local network services              $19,187   $17,525   $37,893   $34,516
   Long distance services                3,595     3,685     7,127     7,612
   Access services                      12,540    11,589    25,318    23,277
   Directory advertising, billing
    and other services                   4,222     4,121     8,351     8,241
   Other operating revenues              3,651     3,486     7,278     6,930
                                       -------   -------   -------   -------
      Total telephone operating
       revenues                         43,195    40,406    85,967    80,576
                                       -------   -------   -------   -------
Diversified operations revenues
 and sales:
   Long distance services                4,642     4,868     9,424     9,810
   Product sales                         2,593     1,875     4,795     3,309
   Other revenues                           86        85       172       172
                                       -------   -------   -------   -------
      Total diversified operations
       revenues and sales                7,321     6,828    14,391    13,291
                                       -------   -------   -------   -------
Intercompany revenues                   (1,843)   (1,955)   (3,672)   (3,851)
                                       -------   -------   -------   -------
      Total operating revenues          48,673    45,279    96,686    90,016
                                       -------   -------   -------   -------
Operating expenses:
   Depreciation                          7,982     7,135    15,940    14,179
   Additional nonrecurring depreci-
    ation on cellular equipment*          --         --      3,398      --
   Cost of goods and services            4,544     4,434     9,074     8,505
   Other operating expenses             21,962    21,229    44,298    42,805
   Taxes, other than payroll
    and income                             898       907     1,848     1,602
   Intercompany expenses                (1,843)   (1,955)   (3,672)   (3,851)
                                       -------   -------   -------   -------
      Total operating expenses          33,543    31,750    70,886    63,240
                                       -------   -------   -------   -------
      Operating income                  15,130    13,529    25,800    26,776
                                       -------   -------   -------   -------
Non-operating income and expense:
   Income from interest and other
    investments                          1,203     1,066     2,357     1,950
   Charge for additional non-
    recurring depreciation on
    cellular equipment in limited
    partnership*                           --        --      2,179       --
   Interest expense and other
    deductions                           1,684     2,165     3,333     4,287
                                       -------   -------   -------   -------
(Continued on following page)
                                     -3-




                    LINCOLN TELECOMMUNICATIONS COMPANY
                CONSOLIDATED STATEMENTS OF INCOME (Cont'd)
                                (UNAUDITED)


                                       Three Months Ended   Six Months Ended
                                       June 30,  June 30,  June 30,  June 30,
                                         1994      1993      1994      1993
                                    (Dollars in Thousands Except Per Share Data)

      Net non-operating expense            481     1,099     3,155     2,337
                                       -------   -------   -------   -------
      Income before income taxes and
       cumulative effect of change
       in accounting principle          14,649    12,430    22,645    24,439
Income taxes                             5,683     4,460     8,701     8,397
      Income before cumulative
       effect of change in
       accounting principle              8,966     7,970    13,944    16,042
Cumulative effect of change in
 accounting principle                      --        --        --    (23,534)
                                       -------   -------   -------   -------
      Net income (loss)                  8,966     7,970    13,944    (7,492)
Preferred dividends                         56        56       112       112
                                       -------   -------   -------   -------
      Earnings (loss) attributable
       to common shares                  8,910     7,914    13,832    (7,604)
                                       =======   =======   =======   =======
Earnings per common share:
      Earnings before cumulative
       effect of change in
       accounting principle                .28       .24       .43       .49
      Cumulative effect of change
       in accounting principle             --        --        --       (.72)
                                       -------   -------   -------   -------
Earnings (loss) per common share           .28       .24       .43      (.23)
                                       =======   =======   =======   =======

Weighted average common shares
 outstanding (in thousands)             32,354    32,531    32,464    32,533

Dividends declared per common share        .13       .12       .26       .24


*See comments under "Cellular Activities," pages 8 and 9.














                                   -4-




                     LINCOLN TELECOMMUNICATIONS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                        Six Months Ended
                                                June 30, 1994  June 30, 1993
                                                     (Dollars in Thousands)
Cash flows from operating activities:
   Net income (loss)                               $ 13,944       $ (7,492)
                                                   --------       --------
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                  15,955         14,205
      Additional nonrecurring depreciation on
       cellular equipment                             3,398           --
      Cumulative effect of change in accounting
       principle                                       --           23,534
      Equity in undistributed earnings of joint
       venture and general partnership                3,627          1,087
      Provision for losses on receivables               267            197
      Deferred income taxes                          (1,962)       (13,549)
      Increase in note receivable from general
       partnership                                   (1,792)        (1,596)
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                 (6,961)        (1,707)
         Materials, supplies and other assets          (411)          (542)
         Deferred charges                               137        (15,346)
         Accounts payable and accured expenses        2,698          2,752
         Income taxes payable                         1,419         (1,213)
         Advance billings and customer deposits         248             89
         Unamortized investment tax credits            (530)          (680)
         Other deferred credits                         892         29,760
                                                   --------       --------
               Total adjustments                     16,985         36,991
                                                   --------       --------
               Net cash provided by operating
                activities                           30,929         29,499
                                                   --------       --------
Cash flows from investing activities:
   Expenditures for property and equipment          (12,282)       (11,242)
   Net salvage on retirements                           547           (181)
                                                   --------       --------
               Net capital additions                (11,735)       (11,423)

   Proceeds from sale of investments and other
    assets                                               27             85
   Purchases of investments and other assets         (1,242)          (417)
   Purchases of temporary investments               (12,444)       (22,496)
   Maturities and sales of temporary investments     16,920         23,629
                                                   --------       --------
               Net cash used for investing
                activities                           (8,474)       (10,622)
                                                   --------       --------
Cash flows from financing activities:
   Dividends to stockholders                         (8,556)        (7,600)

(Continued on following page)
                                     -5-




                     LINCOLN TELECOMMUNICATIONS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                 (UNAUDITED)

                                                        Six Months Ended
                                                 June 30, 1994  June 30, 1993
                                                    (Dollars in Thousands)

   Proceeds from issuance of notes payable            1,800            --
   Retirement of notes payable                      (11,600)          (500)
   Purchase of treasury stock                        (3,920)           (58)
   Sale of treasury stock                               117            --
   Retirement and conversion of long-term debt and
    redemption of preferred stock                       --            (125)
                                                   --------       --------
               Net cash used in financing
                activities                          (22,159)        (8,283)
                                                   --------       --------
Net increase in cash and cash equivalents               296         10,594
Cash and cash equivalents at beginning of year       15,341          9,585
                                                   --------       --------

Cash and cash equivalents at end
 of quarter                                        $ 15,637       $ 20,179
                                                   ========       ========

Supplemental disclosures of cash flow information:
      Interest paid                                 $ 2,923        $ 3,972
                                                   ========       ========
      Income taxes paid                             $ 9,760        $10,040
                                                   ========       ========

        LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                       NOTES TO FORM 10-Q


The consolidated Form 10-Q reflects the operations of Lincoln Telecommunications Company (the Company) and its wholly owned subsidiaries. The primary subsidiary is The Lincoln Telephone and Telegraph Company (LT&T) which provides local and long distance telephone service in 22 southeastern counties of Nebraska. It further provides cellular telecommunications services in the Lincoln, Nebraska Metropolitan Statistical Area (MSA) (which includes all of Lancaster County in Nebraska) under the name of Lincoln Telephone Cellular. LinTel Systems Inc. (LinTel) provides telephone answering services, sales of non-regulated telecommunications products and services and toll services beyond LT&T's local service territory. Prairie Communications, Inc. (Prairie) has a 50% investment in, and is the operating partner of, a general partnership with Centel Nebraska, Inc. which manages a limited partnership providing cellular telecommunications services in the Omaha MSA (which includes Douglas and Sarpy Counties in Nebraska and Pottawatomie County in Iowa). The limited partnership is doing business as First Cellular Omaha (FCO).
A joint venture with Anixter Bros., Inc., doing business as Anixter-Lincoln, warehouses and distributes electrical wire, cable, and communications products in a six-state area which includes Nebraska, North and South Dakota, Wyoming, Montana and Idaho.

General

Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during the periods presented herein. The weighted average shares used in the calculation were 32,353,645 and 32,464,212 for the three- and six-month periods ended June 30, 1994 and 32,531,399 and 32,532,879 for the same periods in 1993 (restated to reflect the 100% stock dividend referred to below).

On April 24, 1991 the Board of Directors of the Company authorized the Company to purchase up to 600,000 shares of its common stock from time to time as market conditions warrant. As of June 30, 1994, 274,376 shares have been purchased. These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

Effective January 6, 1994 the Company distributed a 100% stock dividend to common stockholders of record on December 27, 1993, which has been treated as a stock split for financial reporting purposes. Common stock, premium on common stock and all per share information has been retroactively adjusted to give effect to the stock dividend for all periods presented.

On February 1, 1994 the Company entered into an agreement (Agreement) with Sahara Enterprises, Inc. (Sahara), then an owner of approximately 16.6% of the issued and outstanding common stock of the Company in connection with a firm commitment underwritten public offering of shares of the Company's common stock by Sahara (Offering). The Agreement provided (i) the Company with a right of first refusal to purchase additional shares of Company common stock from Sahara for 120 days following the closing of the Offering; (ii) that, concurrently with the closing of the Offering, the Company has purchased 250,000 shares of Company common stock from Sahara at the Offering price less 2 percent for future use in funding the Company's stock obligations under one or more of its employee benefit plans; and (iii) that Sahara has indemnified and has reimbursed the Company against payment of an amount not to exceed the first $200,000 of the Company's out-of-pocket expenses in connection with the Offering.

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

Cellular Activities

Due to changes in technology, customer growth, and usage demand for cellular services in their respective markets Lincoln Telephone
Cellular and First Cellular Omaha have entered into an agreement with AT&T dated March 15, 1994 to purchase digital cellular telephone systems to replace the existing analog systems serving these markets. These digital systems are expected to increase capacity and performance in these markets. The new Omaha system was operational in April 1994 and the Lincoln system is expected to be operational in mid-1995.

The implementation of these system upgrades will cause the early retirement of existing analog equipment prior to the expiration of its anticipated useful life. As a result, in the first quarter 1994, the Company wrote down the value of these assets by approximately $3,398,000. The after-tax impact of this one-time non-cash charge to
earnings was $2,050,000.   The Company's share of a similar charge for
First Cellular Omaha was $2,179,000, producing an after-tax impact of $1,314,000. The one-time non-cash reduction of first quarter 1994 earnings is approximately $3,364,000 or $.104 per share. See Non-Operating Income (Expense), Page 15.

Lincoln Telecommunications increased its interest in Nebraska Cellular Telephone Corporation (NCTC) by acquiring an additional 234,262 shares of common stock from an existing NCTC shareholder. The purchase, announced July 13, increases the company's interest in NCTC to 16.1 percent from

13.1 percent.  NCTC provides cellular service outside the Lincoln and Omaha
metropolitan areas in Nebraska.   Its network serves cellular users with
transparent interconnection along the Interstate corridor in Nebraska.

Changes in Accounting Principles

Income Taxes

On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
Statement 109 requires a change in the method of accounting for deferred income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the accounting period in which the enactment occurs.

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

Total income tax expense for the three- and six-month periods ended June 30, 1994 and 1993 was $5,683,000 and $8,701,000; and $4,460,000
and $8,397,000, respectively, and was comprised solely of income taxes on income from continuing operations. Income tax expense (benefit) attributable to income from continuing operations for the six-month periods ended June 30, 1994 and 1993 consists of:

                                      Six Months Ended June 30,
                                         1994            1993
                                    ------------     ------------
  Current
    U.S. Federal                    $ 9,151,000      $ 7,365,000
    State and local                   2,030,000        1,690,000
                                    ------------     ------------
                                     11,181,000        9,055,000
  Deferred
    U.S. Federal                     (1,765,000)        (183,000)
    State and local                    (185,000)         205,000
                                    -------------    ------------
                                     (1,950,000)          22,000

  Investment tax credits               (530,000)        (680,000)
                                    ------------     ------------
                                    $ 8,701,000      $ 8,397,000
                                    ============     ============

Income tax expense differed from the amounts computed by applying the
U. S. Federal income tax rate of 35 percent to pretax income from continuing operations as stated in the following:

                                      Six Months Ended June 30,
                                         1994            1993
                                    ------------     ------------
  Computed "expected" tax
    expense                         $ 7,926,000      $ 8,309,000
  Increase (reduction) in
    income taxes resulting from:
    State and local taxes, net
       of Federal tax benefit         1,199,000        1,251,000
    Non-taxable interest income         (46,000)         (31,000)
    Amortization of regulatory
      deferred charges                  957,000          888,000
    Amortization of regulatory
      deferred liabilities             (945,000)      (1,003,000)
    Amortization of investment
      tax credits                      (530,000)        (680,000)
    Effect of FASB No. 109 adoption
      on non-regulated income              --           (305,000)
    Other, net                          140,000          (32,000)
                                    ------------     ------------

                                    $ 8,701,000      $ 8,397,000
                                    ============     ============


The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the six-month periods ended June 30, 1994 and 1993 were the following:

                                      Six Months Ended June 30,
                                         1994            1993
                                    ------------     ------------

  Deferred tax expense (benefit)    $(1,962,000)     $    93,000
  Amortization of regulatory
    deferred charges                    957,000          888,000
  Amortization of regulatory
    deferred liabilities               (945,000)      (1,003,000)
                                    ------------     ------------

                                    $(1,950,000)     $    22,000
                                    ============     ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1994 and December 31, 1993 are in the following:

                                   June 30, 1994  December 31, 1993
                                   -------------  -----------------
  Deferred tax assets:
    Accumulated post-retirement
      benefit cost                  $16,355,000        $15,946,000
    Regulatory deferred credits       5,371,000          5,884,000
    Other                             2,344,000          2,438,000
                                    ------------       ------------
        Total gross deferred
         tax assets                  24,070,000         24,268,000
       Less valuation allowance               0                  0
                                    ------------       ------------

       Net deferred tax assets      $24,070,000        $24,268,000
                                    ============       ============

 Deferred tax liabilities:
    Plant and equipment,
     principally due to
     depreciation differences       $39,419,000        $40,720,000
    Regulatory deferred charges       3,781,000          4,036,000
    Other                             1,882,000          2,486,000
                                    ------------       ------------
       Total gross deferred tax
         liabilities                 45,082,000         47,242,000
                                    ------------       ------------

       Net deferred tax
         liabilities                $21,012,000        $22,974,000
                                    ============       ============

As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and the Company's expected taxable income in future years, no valuation allowance for deferred tax assets as of December 31, 1993 and June 30, 1994 was necessary.

Postretirement Benefits

In addition to the Company's defined benefit pension plan, the Company sponsors a health care plan that provides postretirement medical and other benefits to employees who meet minimum age and service requirements upon retirement.

In respect to these benefits, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as of January 1, 1993. The new standard requires accounting for these benefits during the active employment of the participants. The Company elected to record the accumulated postretirement benefit obligation in the first quarter 1993. After taxes, this one-time charge in 1993 amounted to $23,166,000, net of income tax benefit of $15,258,000.

The following table presents the plan's status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1993:

  Accumulated Postretirement Benefit Obligation:

    Retirees                                        $29,851,000
    Fully eligible active plan participants          10,202,000
    Other active plan participants                    7,328,000
                                                    ------------
                                                    $47,381,000

    Plan assets at fair market value                     --
    Unrecognized net loss                            (7,054,000)
                                                    ------------

    Accrued postretirement benefit cost
      recognized in the balance sheet               $40,327,000
                                                    ============

For purposes of measuring the benefit obligation, a discount rate of 8.0% and an 11.7% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1993. This rate of increase was assumed to decrease gradually to 5.5% by the year 2004.

The Company has not designated any assets to fund plan obligations. Net periodic postretirement benefit costs for the six-month periods ended June 30, 1994 and 1993 include the following components:

                                      Six Months Ended June 30,
                                         1994            1993
                                    ------------     ------------
  Service cost                      $   214,000      $   150,000
  Interest cost                       1,848,000        1,816,000
  Amortization of
    unrecognized loss                    84,000           --
                                    ------------     ------------
  Net periodic postretirement
   benefit costs                    $ 2,146,000      $ 1,966,000
                                    ============     ============

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

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Total capital additions to telephone plant for 1994 are now projected to be $29,782,000. During the three- and six-month periods ended
June 30, 1994 and 1993, cash provided by operating activities, less dividends paid, exceeded capital additions.

At June 30, 1994, the Company had consolidated short-term borrowings of $31,700,000. LT&T short-term borrowings of $35,000,000 which were completed July 6, 1993, were used to fund the call of long-term First Mortgage Bond Issues G, I and J. The long-term debt interest savings, net of premium and bond discount and issuance cost amortization expenses, will exceed $2,511,000 for 1994. Short-term debt related to the latter borrowings was reduced to $22,000,000 by June 30, 1994. The Parent Company has short-term bank borrowings of $9,700,000. No long-term borrowings are presently anticipated for the balance of 1994.

Results of Operations

Revenues
                              Second Quarter 1994    Six Months 1994
                              Increase (Decrease)  Increase (Decrease)
                                  Over Second           Over Six
                                  Quarter 1993         Months 1993
                              -------------------  -------------------
Telephone Operating Revenues:

  Local network services              9.5%                 9.8%
  Long distance services             (2.4%)               (6.4%)
  Access services                     8.2%                 8.8%
  Directory advertising, billing
    and other services                2.5%                 1.3%
  Other operating revenues            4.7%                 5.0%
    Total telephone operating
      revenues                        6.9%                 6.7%

Diversified Operations Revenues
  and Sales:

  Long distance services             (4.6%)               (3.9%)
  Product sales                      38.3%                44.9%
  Other revenue                       1.2%                  --
    Total diversified operations
      revenues and sales              7.2%                 8.3%

Intercompany revenues                 5.7%                 4.6%

  Total operating revenues            7.5%                 7.4%

All comparisons hereinafter made are of the second quarter and six-month periods for 1994 with the same periods in 1993. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Local network services revenue increased $1,662,000 (9.5%) and $3,344,000 (9.8%), respectively. An important element is the growth in revenue from LT&T's cellular services. Cellular service revenue increased $771.000 (52.3%) and $1,561,000 (57.1%), for the three- and six-month periods. Cellular access lines grew 6,833 (67.7%) between June 30, 1993 and June 30, 1994. Basic local services revenue increased $500,000 (4.3%) and $1,166,000 (5.0%) led by growth in revenue from centrex and small business services. Residential and business telephone access lines in service grew 2.9% from June 30, 1993. Revenue from Custom Calling-CLASS services increased $105,000 (59.3%) and $241,000 (70.7%), respectively.

Long distance services revenue decreased $90,000 (2.4%) and $485,000 (6.4%), respectively. The decrease is due primarily to reduced revenue from a contract for providing Operator Services to AT&T.

Access services revenue increased $951,000 (8.2%) and $2,041,000
(8.8%), respectively. Both interstate and intrastate access services revenues significantly increased principally due to increased traffic.

Total revenues from diversified operations grew by $493,000 (7.2%) and $1,100,000 (8.3%), respectively, led by a growth of $718,000 (38.3%)
and $1,486,000 (44.9%), respectively, from sales of telecommunications products and services by LinTel.

Overall, total operating revenues for telephone operations and diversified operations increased $3,394,000 (7.5%) for the three-month and $6,670,000 (7.4%) for the six-month periods ended June 30, 1994 over the same periods in 1993.

Operating Expenses
                              Second Quarter 1994    Six Months 1994
                              Increase (Decrease)  Increase (Decrease)
                                  Over Second           Over Six
                                  Quarter 1993         Months 1993
                              -------------------  -------------------
Depreciation                         11.9%                12.4%
Additional nonrecurring
  depreciation on cellular
  equipment                            --                   --
Cost of goods and services            2.5%                 6.7%
Other operating expenses              3.5%                 3.5%
Taxes, other than payroll
  and income                         (1.0%)               15.4%
Intercompany expenses                 5.7%                 4.6%
    Total operating expenses          5.6%                12.1%


All comparisons hereinafter made are of the second quarter and six-month periods for 1994 with the same periods in 1993. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

In addition to a one-time non-cash charge of $3,398,000 for additional nonrecurring depreciation on cellular equipment in the first quarter 1994 (see "Cellular Activities" on Pages 8 and 9), depreciation expense increased $847,000 (11.9%) and $1,761,000 (12.4%), respectively. On March 16, 1994, the NPSC authorized new depreciation rates for telephone plant, retroactive to January 1, 1994. These new depreciation rates will generate approximately $2,700,000 of additional depreciation expense during 1994.

Cost of goods and services increased $110,000 (2.5%) and $569,000 (6.7%), respectively. The cost of system sales increased $285,000 (38.5%) and $865,000 (76.1%), respectively, as a result of increased sales by LinTel.

Taxes, other than payroll and income, decreased $9,000 (1.0%) for the second quarter, but increased $246,000 (15.4%) for the first six months, due to repayment of refunds to counties and subdistricts in final settlement of 1989 and 1990 property taxes which were received in first quarter 1993.

Overall, total operating expenses increased $1,793,000 (5.6%) and $7,646,000 (12.1%) for the three- and six-month periods ended June 30, 1994, respectively, over the same periods in 1993.

Non-Operating Income (Expense)

                              Second Quarter 1994    Six Months 1994
                              Increase (Decrease)  Increase (Decrease)
                                  Over Second           Over Six
                                  Quarter 1993         Months 1993
                              -------------------  -------------------

Income from interest and
  other investments                  12.9%                20.9%
Charge for additional nonrecurring
 depreciation on cellular equipment
 in limited partnership                --                  --
Interest expense and other
  deductions                        (22.2%)              (22.3%)
    Net non-operating expense       (56.2%)               35.0%

Income from interest and other investments increased $137,000 (12.9%) and $407,000 (20.9%), respectively. The increase is attributable to a combination of three factors; 1) LT&T's income from interest and other investments increased $257,000 (47.3%) over the first six months of 1993 as a result of increased short-term investments and short-term interest rates during the first four months of 1994; 2) the Company's interest income from Omaha Cellular General Partnership increased $196,000 to $1,792,000 in the first six months of the year; and 3) Prairie's portion of Omaha Cellular General Partnership's operating loss decreased $64,000 (6.5%) over the first six months in 1993.

The Company recorded a one-time non-cash charge of $2,179,000 for the effect of the additional nonrecurring depreciation on cellular equipment at First Cellular Omaha in the first quarter 1994. See
"Cellular Activities" on Pages 8 and 9.

Interest expense and other deductions decreased $481,000 (22.3%) and $954,000 (22.3%) for the second quarter and six-month period, generally attributable to the decrease in interest expense on funded debt of $1,471,000 offset by interest expense of $517,000 on short-term borrowings.

Income Taxes

Income taxes increased $1,223,000 (27.4%) and $304,000 (3.6%) for the three- and six-month periods. The increase in the second quarter is attributable to increased income over the second quarter 1993. For the six-month period, the increased income is offset by the increase in expense from the additional nonrecurring depreciation on cellular equipment and the resulting decrease in income before income taxes booked in the first quarter.

                    PART II - OTHER INFORMATION



Item 1-5  -  Not applicable

Item 6    -  a)  Not applicable.

             b) During the quarter ended June 30, 1994 the Registrant did not file a Form 8-K to report materially important events, as described in said Form, occurring during such period.

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


                            Lincoln Telecommunications Company
                            ----------------------------------
                                       (Registrant)





       August 12, 1994             /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





       August 12, 1994             /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer






____________________________
 *See General Instruction G
**Print name and title of the signing officer under his signature.