Form 10-Q
period 1994-09-30
LINCOLN TELECOMMUNICATIONS CO
filed 1994-11-14
CIK 320446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                   ________________________________________

      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     ---            THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1994

                                    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     ---           THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to _______________


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

    Class of Common Stock                 Outstanding at September 30, 1994
      $.25 par Value                                 32,353,927











                     PART I - FINANCIAL INFORMATION
            LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

The following consolidated financial statements of Lincoln Telecommunications Company and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the 1993 Annual Report on Form 10-K and in this year's prior Quarterly Reports on Form 10-Q, which are incorporated by reference.









































Item 1 - Financial Statements

             LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                             Sept 30, 1994   December 31, 1993
                                               (Unaudited)       (Audited)
                                                   (Dollars in Thousands)
ASSETS
Property and equipment less accumulated
 depreciation and amortization                   $ 237,892       $ 246,104

Investments and other assets                        51,483          47,163

Current assets                                      78,654          81,751

Deferred charges                                    18,828          20,261
                                                 ---------       ---------
     Total assets                                $ 386,857       $ 395,279
                                                 =========       =========

CAPITALIZATION AND LIABILITIES

Capitalization:

   Common stock investment                       $ 191,056       $ 184,032

   5% redeemable preferred stock                     4,499           4,499

   Long-term debt                                   44,000          44,000
                                                 ---------       ---------
     Total capitalization                          239,555         232,531
                                                 ---------       ---------

Current liabilities:

   Notes payable to banks                           27,000          41,500

   Accounts payable and accrued liabilities         34,184          32,885
                                                 ---------       ---------
     Total current liabilities                      61,184          74,385
                                                 ---------       ---------
Deferred credits and other long-term liabilities    86,118          88,363
                                                 ---------       ---------

     Total capitalization and liabilities        $ 386,857       $ 395,279
                                                 =========       =========










                    LINCOLN TELECOMMUNICATIONS COMPANY
                    CONSOLIDATED STATEMENT OF EARNINGS
                                (UNAUDITED)


                                       Three Months Ended     Nine Months Ended
                                      Sept 30,   Sept 30,   Sept 30,   Sept 30,
                                        1994       1993       1994       1993
                                   (Dollars in Thousands Except Per Share Data)
Telephone operating revenues:
   Local network services             $19,742    $18,154    $57,635    $52,670
   Long distance services               3,850      3,964     10,977     11,576
   Access services                     12,593     11,955     37,911     35,232
   Directory advertising, billing
    and other services                  4,232      4,099     12,583     12,340
   Other operating revenues             3,878      3,541     11,156     10,471
                                      -------    -------    -------    -------
      Total telephone operating
       revenues                        44,295     41,713    130,262    122,289
                                      -------    -------    -------    -------
Diversified operations revenues
 and sales:
   Long distance services               4,592      4,911     14,016     14,721
   Product sales                        2,886      2,228      7,681      5,537
   Other revenues                          93         85        265        257
                                      -------    -------    -------    -------
      Total diversified operations
       revenues and sales               7,571      7,224     21,962     20,515
                                      -------    -------    -------    -------
Intercompany revenues                  (2,078)    (1,909)    (5,750)    (5,760)
                                      -------    -------    -------    -------
      Total operating revenues         49,788     47,028    146,474    137,044
                                      -------    -------    -------    -------
Operating expenses:
   Depreciation                         7,950      7,194     23,890     21,373
   Additional nonrecurring depreci-
    ation on cellular equipment          --          --       3,398       --
   Cost of goods and services           4,780      4,511     13,854     13,016
   Other operating expenses            22,207     21,817     66,505     64,622
   Taxes, other than payroll
    and income                            927        313      2,775      1,915
   Intercompany expenses               (2,078)    (1,909)    (5,750)    (5,760)
                                      -------    -------    -------    -------
      Total operating expenses         33,786     31,926    104,672     95,166
                                      -------    -------    -------    -------
      Earnings from operations         16,002     15,102     41,802     41,878
                                      -------    -------    -------    -------
Non-operating income and expense:
   Income from interest and other
    investments                         1,433      1,150      3,790      3,100
   Charge for additional non-
    recurring depreciation on
    cellular equipment in limited
    partnership                           --         --       2,179        --


(Continued on following page)


                    LINCOLN TELECOMMUNICATIONS COMPANY
                CONSOLIDATED STATEMENT OF EARNINGS (Cont'd)
                                (UNAUDITED)


                                       Three Months Ended    Nine Months Ended
                                      Sept 30,   Sept 30,   Sept 30,   Sept 30,
                                        1994       1993       1994       1993
                                   (Dollars in Thousands Except Per Share Data)

   Interest expense and other
    deductions                          1,649      2,592      4,982      6,879
                                      -------    -------    -------    -------
      Net non-operating expense           216      1,442      3,371      3,779
                                      -------    -------    -------    -------
      Earnings before income taxes and
       cumulative effect of change
       in accounting principle         15,786     13,660     38,431     38,099
Income taxes                            6,085      5,384     14,786     13,781
      Earnings before cumulative
       effect of change in
       accounting principle             9,701      8,276     23,645     24,318
Cumulative effect of change in
 accounting principle                     --         --         --     (23,166)
                                      -------    -------    -------    -------
      Net earnings                      9,701      8,644     23,645      1,152
Preferred dividends                        57         57        169        169
                                      -------    -------    -------    -------
      Earnings available
       for common shares                9,644      8,587     23,476        983
                                      =======    =======    =======    =======
Earnings per common share:
      Earnings before cumulative
       effect of change in
       accounting principle               .30        .25        .72        .74
      Cumulative effect of change
       in accounting principle            --         .01        --        (.71)
                                      -------    -------    -------    -------
Earnings per common share                 .30        .26        .72        .03
                                      =======    =======    =======    =======

Weighted average common shares
 outstanding (in thousands)            32,354     32,533     32,427     32,533

Dividends declared per common share       .13        .12        .39        .36
















                     LINCOLN TELECOMMUNICATIONS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                         Nine Months Ended
                                                 Sept 30, 1994    Sept 30, 1993
                                                     (Dollars in Thousands)
Cash flows from operating activities:
   Net earnings                                     $ 23,645         $  1,152
                                                    --------         --------
   Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation and amortization                   23,913           21,465
      Additional nonrecurring depreciation on
       cellular equipment                              3,398              --
      Cumulative effect of change in accounting
       principle                                        --             23,166
      Equity in undistributed earnings of joint
       venture and general partnership                 2,954            1,381
      Provision for losses on receivables                390              321
      Deferred income taxes                           (2,032)         (12,420)
      Increase in note receivable from general
       partnership                                    (2,741)          (2,441)
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                  (5,096)          (3,549)
         Materials, supplies and other assets           (722)          (1,009)
         Deferred charges                              1,413          (15,728)
         Accounts payable and accrued expenses         1,485            3,650
         Income taxes payable                           (467)            (837)
         Advance billings and customer deposits          282              244
         Unamortized investment tax credits             (795)          (1,020)
         Other deferred credits                          582           30,036
                                                    --------         --------
               Total adjustments                      22,564           43,259
                                                    --------         --------
               Net cash provided by operating
                activities                            46,209           44,411
                                                    --------         --------
Cash flows from investing activities:
   Expenditures for property and equipment           (19,901)         (17,687)
   Net salvage on retirements                            931              (41)
                                                    --------         --------
               Net capital additions                 (18,970)         (17,728)

   Proceeds from sale of investments and other
    assets                                                27               85
   Purchases of investments and other assets          (4,669)            (564)
   Purchases of temporary investments                (14,358)         (27,782)
   Maturities and sales of temporary investments      24,339           26,417
                                                    --------         --------
               Net cash used for investing
                activities                           (13,631)         (19,572)
                                                    --------         --------

(Continued on following page)



                     LINCOLN TELECOMMUNICATIONS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                 (UNAUDITED)

                                                      Nine Months Ended
                                                Sept 30, 1994     Sept 30, 1993
                                                     (Dollars in Thousands)

Cash flows from financing activities:
   Dividends to stockholders                         (12,819)         (11,554)
   Proceeds from issuance of notes payable             1,800           35,000
   Retirement of notes payable                       (16,300)          (4,000)
   Purchase of treasury stock                         (3,920)             (58)
   Sale of treasury stock                                117               67
   Retirement and conversion of long-term debt and
    redemption of preferred stock                        --           (34,875)
                                                    --------         --------
               Net cash used in financing
                activities                           (31,122)         (15,420)
                                                    --------         --------
Net increase in cash and cash equivalents              1,456            9,419
Cash and cash equivalents at beginning of year        15,341            9,585
                                                    --------         --------

Cash and cash equivalents at end
 of quarter                                         $ 16,797         $ 19,004
                                                    ========         ========

Supplemental disclosures of cash flow information:
      Interest paid                                 $  3,321         $  4,934
                                                    ========         ========
      Income taxes paid                             $ 18,025         $ 14,851
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

General

Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during the periods presented herein. The weighted average shares used in the calculation were 32,353,927 and 32,427,046 for the three- and nine-month periods ended September 30, 1994 and 32,532,989 and 32,532,916 for the same periods in 1993 (restated to reflect the 100% stock dividend referred to below).

On April 24, 1991 the Board of Directors of the Company authorized the Company to purchase up to 600,000 shares of its common stock from time to time as market conditions warrant. As of September 30, 1994, 274,376 shares have been purchased. No shares have been purchased since the second quarter of 1993. These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

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

Cellular Activities

Due to changes in technology, customer growth, and usage demand for cellular services in their respective markets Lincoln Telephone Cellular and First Cellular Omaha have entered into an agreement with AT&T dated March 15, 1994 to purchase digital cellular telephone systems to replace certain existing analog systems serving these markets. These digital systems are expected to increase capacity and performance in these markets. The new Omaha system was operational in April 1994 and the Lincoln system is expected to be operational in mid-1995.

The implementation of these system upgrades will cause the early retirement of certain existing analog equipment prior to the expiration of its anticipated useful life. As a result, in the first quarter 1994, the Company wrote down the value of these assets by approximately $3,398,000. The after-tax impact of this one-time non-
cash charge to earnings was $2,050,000.   The Company's share of a
similar charge for First Cellular Omaha was $2,179,000, producing an after-tax impact of $1,314,000. The one-time non-cash reduction of first quarter 1994 earnings is approximately $3,364,000 or $.104 per share. See Non-Operating Income (Expense), Page 15.

Lincoln Telecommunications increased its interest in Nebraska Cellular Telephone Corporation (NCTC) by acquiring an additional 234,262 shares of common stock from an existing NCTC shareholder. The purchase, announced July 13, 1994, increases the company's interest in NCTC to
16.1 percent from 13.1 percent.  NCTC provides cellular service
outside the Lincoln and Omaha metropolitan areas in Nebraska.   Its
network serves cellular users with transparent interconnection along the Interstate 80 corridor and other major highway systems across Nebraska.

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

Total income tax expense for the three- and nine-month periods ended September 30, 1994 and 1993 was $6,085,000 and $14,786,000; and
$5,384,000 and $13,781,000, respectively, and was comprised solely of income taxes on income from continuing operations. Income tax expense (benefit) attributable to income from continuing operations for the nine-month periods ended September 30, 1994 and 1993 consists of:

                                   Nine Months Ended September 30,
                                        1994             1993
                                    -----------      -----------
  Current
    U.S. Federal                    $14,383,000      $11,584,000
    State and local                   3,213,000        2,556,000
                                    ------------     ------------
                                     17,596,000       14,140,000
  Deferred
    U.S. Federal                     (1,893,000)         285,000
    State and local                    (121,000)         376,000
                                    ------------     ------------
                                     (2,014,000)         661,000
  Investment tax credits               (795,000)      (1,020,000)
                                    ------------     ------------
                                    $14,786,000      $13,781,000
                                    ============     ============

Income tax expense differed from the amounts computed by applying the
U. S. Federal income tax rate of 35 percent to pretax income from continuing operations as stated in the following:

                                  Nine Months Ended September 30,
                                       1994             1993
                                    ------------     ------------
  Computed "expected" tax
    expense                         $13,451,000      $13,335,000
  Increase (reduction) in
    income taxes resulting from:
    State and local taxes, net
       of Federal tax benefit         2,010,000        1,906,000
    Non-taxable interest income         (95,000)         (60,000)
    Amortization of regulatory
      deferred charges                1,436,000        1,434,000
    Amortization of regulatory
      deferred liabilities           (1,418,000)      (1,505,000)
    Amortization of investment
      tax credits                      (795,000)      (1,020,000)
    Effect of FASB No. 109 adoption
      on non-regulated income               --          (236,000)
    Other, net                          197,000          (73,000)
                                    ------------     ------------
                                    $14,786,000      $13,781,000
                                    ============     ============

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the nine-month periods ended September 30, 1994 and 1993 were the following:

                                  Nine Months Ended September 30,
                                       1994             1993
                                    ------------     ------------
  Deferred tax expense (benefit)    $(2,032,000)     $   732,000
  Amortization of regulatory
    deferred charges                  1,436,000        1,434,000
  Amortization of regulatory
    deferred liabilities             (1,418,000)      (1,505,000)
                                    ------------     ------------
                                    $(2,014,000)     $   661,000
                                    ============     ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1994 and December 31, 1993 are presented below:

                               September 30, 1994  December 31, 1993
                               ------------------  -----------------
  Deferred tax assets:
    Accumulated post-retirement
      benefit cost                  $16,551,000      $15,946,000
    Regulatory deferred credits       5,114,000        5,884,000
    Other                             2,537,000        2,438,000
                                    ------------     ------------
      Total gross deferred
       tax assets                    24,202,000       24,268,000
      Less valuation allowance                0                0
                                    ------------     ------------
      Net deferred tax assets       $24,202,000      $24,268,000
                                    ============     ============
 Deferred tax liabilities:
    Plant and equipment,
     principally due to
     depreciation differences       $39,369,000      $40,720,000
    Regulatory deferred charges       3,654,000        4,036,000
    Other                             2,121,000        2,486,000
                                    ------------     ------------
      Total gross deferred tax
       liabilities                   45,144,000       47,242,000
                                    ------------     ------------
      Net deferred tax liabilities  $20,942,000      $22,974,000
                                    ============     ============

As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and the Company's expected taxable income in future years, no valuation allowance for deferred tax assets as of December 31, 1993 and September 30, 1994 was necessary.

Postretirement Benefits

In addition to the Company's defined benefit pension plan, the Company sponsors a health care plan (Plan) that provides postretirement medical and other benefits to employees who meet minimum age and service requirements upon retirement.

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

The Company has not designated any assets to fund Plan obligations. Net periodic postretirement benefit costs for the nine-month periods ended September 30, 1994 and 1993 include the following components:

                                  Nine Months Ended September 30,
                                       1994             1993
                                    ------------     ------------
  Service cost                      $   321,000      $   225,000
  Interest cost                       2,771,000        2,724,000
  Amortization of
    unrecognized loss                   125,000              --
                                    ------------     ------------
  Net periodic postretirement
   benefit costs                    $ 3,217,000      $ 2,949,000
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

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Total capital additions to telephone plant for 1994 are now projected to be $29,782,000. During the three- and nine-month periods ended September 30, 1994 and 1993, cash provided by operating activities, less dividends paid, exceeded capital additions.

At September 30, 1994, the Company had consolidated short-term borrowings of $27,000,000. LT&T had short-term borrowings of $35,000,000 which were completed July 6, 1993 and were used to fund the call of long-term First Mortgage Bond Issues G, I and J. The interest savings on long-term debt, net of premium and bond discount and issuance cost amortization expenses, will exceed $2,511,000 for 1994. Short-term debt related to the LT&T borrowings was reduced to $19,000,000 by September 30, 1994. At that date, the Company had short-term bank borrowings of $8,000,000. No long-term borrowings are presently anticipated for the balance of 1994.

Results of Operations

Revenues
                               Third Quarter 1994   Nine Months 1994
                              Increase (Decrease)  Increase (Decrease)
                                   Over Third           Over Nine
                                  Quarter 1993         Months 1993
                              -------------------  -------------------
Telephone Operating Revenues:

  Local network services              8.7%                 9.4%
  Long distance services             (2.9%)               (5.2%)
  Access services                     5.3%                 7.6%
  Directory advertising, billing
    and other services                3.2%                 2.0%
  Other operating revenues            9.5%                 6.5%
    Total telephone operating
      revenues                        6.2%                 6.5%

Diversified Operations Revenues
  and Sales:

  Long distance services             (6.5%)               (4.8%)
  Product sales                      29.5%                38.7%
  Other revenue                       9.4%                 3.1%
    Total diversified operations
      revenues and sales              4.8%                 7.1%

Intercompany revenues                (8.9%)                 --

  Total operating revenues            5.9%                 6.9%

All comparisons hereinafter made are of the third quarter and nine-month periods for 1994 with the same periods in 1993. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Local network services revenue increased $1,558,000 (8.7%) and $4,965,000 (9.4%), respectively. An important element is the growth in revenue from LT&T's cellular services. Cellular service revenue increased $823,000 (49.3%) and $2,384,000 (54.2%), for the three- and nine-month periods. Cellular access lines grew 7,035 (61.4%) between September 30, 1993 and September 30, 1994. Basic local services revenue increased $518,000 (4.4%) and $1,685,000 (4.8%) led by growth in revenue from residential and small business services for the three-month period and centrex and small business services for the nine-month period. Residential and business telephone access lines in service grew 3.7% from September 30, 1993. Revenue from Custom Calling-CLASS services increased $87,000 (43.9%) and $328,000 (60.9%), respectively.

Long distance services revenue decreased $114,000 (2.9%) and $599,000 (5.2%), respectively. The decrease is due primarily to reduced revenue from a contract for providing Operator Services to AT&T.

Access services revenue increased $638,000 (5.3%) and $2,679,000
(7.6%), respectively. Both interstate and intrastate access services revenues significantly increased principally due to increased traffic.

Total revenues from diversified operations grew by $347,000 (4.8%) and $1,447,000 (7.1%), respectively, led by a growth of $658,000 (29.5%)
and $2,144,000 (38.7%), respectively, from sales of telecommunications products and services by LinTel. Revenues from Lincoln Telephone Long Distance services decreased by $319,000 (6.5%) and $705,000 (4.8%), respectively. These decreases resulted from a decrease in minutes of use and a decrease in the average revenue per minute of 4.6% and 4.2%, respectively.

Overall, total operating revenues for telephone operations and diversified operations increased $2,760,000 (5.9%) for the three-month and $9,430,000 (6.9%) for the nine-month periods ended September 30, 1994 over the same periods in 1993.

Operating Expenses
                               Third Quarter 1994   Nine Months 1994
                              Increase (Decrease)  Increase (Decrease)
                                   Over Third           Over Nine
                                  Quarter 1993         Months 1993
                              -------------------  -------------------
Depreciation                         10.5%                11.8%
Additional nonrecurring
  depreciation on cellular
  equipment                            --                   --
Cost of goods and services            6.0%                 6.4%
Other operating expenses              1.8%                 2.9%
Taxes, other than payroll
  and income                        196.2%                44.9%
Intercompany expenses                (8.9%)                 --
    Total operating expenses          5.8%                10.0%

All comparisons hereinafter made are of the third quarter and nine-month periods for 1994 with the same periods in 1993. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

In addition to a one-time non-cash charge of $3,398,000 for additional nonrecurring depreciation on cellular equipment in the first quarter 1994 (see "Cellular Activities" on Pages 8 and 9), depreciation expense increased $756,000 (10.5%) and $2,517,000 (11.8%), respectively. On March 16, 1994, the NPSC authorized new depreciation rates for telephone plant, retroactive to January 1, 1994. These new depreciation rates will generate approximately $2,700,000 of additional depreciation expense during 1994.

Cost of goods and services increased $269,000 (6.0%) and $838,000 (6.4%), respectively. The cost of system sales increased $396,000 (42.3%) and $1,262,000 (60.9%), respectively, as a result of increased sales by LinTel, offset in part by reduced costs of providing long distance services.

Taxes, other than payroll and income, increased $614,000 (196.2%) and $860,000 (44.9%), respectively. The increases over the 1993 amounts are due to the refunds of and accruals for refunds of 1989 and 1990 property taxes occurring in 1993. The 1994 expenses for taxes other than payroll and income have been uniform on a monthly basis.

Overall, total operating expenses increased $1,860,000 (5.8%) and $9,506,000 (10.0%) for the three- and nine-month periods ended
September 30, 1994, respectively, over the same periods in 1993.

Non-Operating Income (Expense)

                               Third Quarter 1994   Nine Months 1994
                              Increase (Decrease)  Increase (Decrease)
                                   Over Third           Over Nine
                                  Quarter 1993         Months 1993
                              -------------------  -------------------
Income from interest and
  other investments                  24.6%                22.3%
Charge for additional nonrecurring
 depreciation on cellular equipment
 in limited partnership                --                   --
Interest expense and other
  deductions                        (36.4%)              (27.6%)
    Net non-operating expense       (85.0%)              (10.8%)

Income from interest and other investments increased $283,000 (24.6%) and $690,000 (22.3%), respectively. The increase is attributable to a combination of three factors; 1) LT&T's income from interest and other investments increased $362,000 (40.3%) over the first nine months of 1993 as a result of increased short-term interest rates on investments during the first four months of 1994; 2) the Company's interest income from Omaha Cellular General Partnership increased $300,000 to $2,741,000 in the first nine months of the year; and 3) Prairie's portion of Omaha Cellular General Partnership's operating loss decreased $192,000 (13.3%) over the first nine months of 1993.

The Company recorded a one-time non-cash charge of $2,179,000 for the effect of the additional nonrecurring depreciation on cellular equipment at First Cellular Omaha in the first quarter 1994. See
"Cellular Activities" on Pages 8 and 9.

Interest expense and other deductions decreased $943,000 (36.4%) and $1,897,000 (27.6%) for the third quarter and nine-month periods, generally attributable to the decrease in interest expense on funded debt of $2,337,000 offset by increase in interest expense of $491,000 on short-term borrowings.

Income Taxes

Income taxes increased $701,000 (13.0%) and $1,005,000 (7.2%) for the three- and nine-month periods. The increase in the third quarter is attributable to increased income over the third quarter 1993. For explanation of the increase in the nine-month period, see second table on page 10.

                    PART II - OTHER INFORMATION



Item 1-5  -  Not applicable

Item 6    -  a)  Not applicable.

             b) During the quarter ended September 30, 1994 the Registrant did not file a Form 8-K to report materially important events, as described in said Form, occurring during such period.

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


                            Lincoln Telecommunications Company
                            ----------------------------------
                                       (Registrant)





      November 14, 1994            /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





      November 14, 1994          /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer






____________________________
 *See General Instruction G
**Print name and title of the signing officer under his signature.