Form 10-K
period 1994-12-31
LINCOLN TELECOMMUNICATIONS CO
filed 1995-03-22
CIK 320446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                  -----------------------------------------
                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1994

                                    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to _____________
                        Commission File No. 0-10516

                  -----------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X        No
                              -----         -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of such stock as of February 28, 1995, was $459,698,086.

               Number of shares of common stock outstanding
                                    on
                     February 28, 1995 -- 32,377,290


The Registrant's Annual Report to Shareholders for the calendar year 1994 is incorporated by reference in Parts I, II, III and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1995 is incorporated by reference in Parts III & IV of this Form 10-K to the extent stated herein.






















































                               TABLE OF CONTENTS

Item                                                                   Page
                                     PART I
                                  Description

 1.  Business                                                           1-6
 2.  Properties                                                         6-7
 3.  Legal Proceedings                                                   7
 4.  Submission of Matters to a Vote of Security Holders                 7

                                    PART II
                                  Description

 5.  Market for Registrant's Equity and Related Stockholder Matters      8
 6.  Selected Financial Data                                             8
 7.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                          8-9
 8.  Financial Statements and Supplementary Data                         9
 9.  Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure                                            9

                                    PART III
                                  Description

10. Directors and Executive Officers of the Registrant                  10
11. Executive Compensation                                              10
12. Security Ownership of Certain Beneficial Owners and Management      10
13. Certain Relationships and Related Transactions                    11-12

                                    PART IV
                                  Description

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  13-15


























                                                                 Form 10-K
                                    PART I

Item 1.     Business

       (a)  General Development of Business.

      Lincoln Telecommunications Company ("the Company") was incorporated on November 24, 1980, as a Nebraska corporation, and is a holding company, with The Lincoln Telephone and Telegraph Company (Lincoln Telephone), a Delaware corporation, as its principal subsidiary. The Company owns 100% of the issued and outstanding common stock of Lincoln Telephone. Other subsidiaries which are wholly-owned by the Company are LinTel Systems Inc. ("LinTel") and Prairie Communications, Inc. ("Prairie Communications"), both of which are Nebraska corporations. For general development of business during the past five years and descriptions of the subsidiaries, see 1994 Annual Report to Stockholders, pages 1 - 16 and 38 - 46.

       (b)  Financial Information About Industry Segments.

       See 1994 Annual Report to Stockholders, pages 17 - 21.

       (c)  Narrative Description of Business.

       Subsidiary Operations.

     Lincoln Telephone, the Company's principal subsidiary, operates a telephone system for both local and long distance service in the southeastern 22 counties of Nebraska, having in service 246,963 landline customer access lines as of December 31, 1994. This is a contiguous geographical area. There are a total of 138 exchanges and 148 central offices (there being ten central offices in Lincoln).

                    The Lincoln Telephone and Telegraph Company
                                   Statistics

                                                        As of December 31
     ACCESS LINES IN SERVICE*                           1994         1993

     Residence                                       177,695      173,477
     Business                                         69,268       64,665
                                                     -------      -------
      Total                                          246,963      238,142

     *The statistics in this table do not include cellular access lines and Company access lines in service as of the dates shown.

     TRAFFIC STATISTICS FOR 12 MONTHS ENDED DECEMBER 31, 1994

     Long distance calls completed              109,629,932
     Direct Distance Dialed                     105,515,793
     All other                                    4,114,139








                                                                  Form 10-K
Item 1.   cont'd.

     Lincoln Telephone provides access services by connecting the communications networks of interexchange and cellular carriers with the equipment and facilities of end users by use of its public switched networks or through private lines. Access charges, payable by interexchange and cellular carriers, provided $50,570,000, $47,531,000 and $44,458,000 of the Company's consolidated revenues for the years ended December 31, 1994, 1993 and 1992 respectively.

     Since 1986, telecommunications companies in Nebraska have been permitted to increase local exchange rates up to 10% in any consecutive 12-month period without review by the Nebraska Public Service Commission
(NPSC). However, Lincoln Telephone must provide at least 60 days notice to affected customers and conduct public informational meetings. If at least 3% of all affected subscribers sign a formal complaint within 120 days from such notice, opposing the rate increase, the NPSC must hold and complete a hearing with regard to the complaint within 90 days to determine whether the proposed rates are fair, just and reasonable, and within 60 days after the close of hearing, enter an order adjusting the rates at issue.

    Rates for all other services are not subject to regulation by the NPSC. Rates for other services may be revised by a telecommunications company by filing a rate list with the NPSC which is effective after ten days' notice to the NPSC. Quality of service regulation over interexchange and local exchange service is retained by the NPSC. Nebraska has completely deregu-lated the provision of mobile radio services and radio paging services.

     Regardless of whether a particular rate increase is subject to regu-latory review, the Company's ability to raise rates will be determined by various factors, including economic and competitive circumstances in effect at the time. See 1994 Annual Report to Stockholders, pages 44 and 45.

     Lincoln Telephone's wireless services include cellular operations and wide area paging services. Lincoln Telephone operates a cellular telecommunications system in the Lincoln, Nebraska Metropolitan Statistical Area (MSA). Lincoln Telephone also manages the limited partnership which is the license holder for Iowa Rural Service Area (RSA) 1 which serves the southwestern six counties of Iowa.

     On December 31, 1991, Prairie Communications acquired a 50% interest in Omaha Cellular General Partnership (OCGP). The remaining 50% interest in OCGP is owned by Centel Nebraska, Inc. (Centel-Neb). The Company purchased its 50 percent share from Centel Cellular Co. (Centel) for $11.9 million cash and a discount note from OCGP that it holds for $23.8 million, which note proceeds were paid to Centel and Centel Nebraska. For a two-year period beginning on December 31, 1996, Prairie Communications will have an opportunity to purchase Centel's remaining 50 percent interest in OCGP at fair market value. OCGP is the general partner of and holds approximately 55% of the partnership interests in Omaha Cellular Limited Partnership, which provides cellular telecommunications services in Douglas and Sarpy Counties in Nebraska and Pottawattamie County, Iowa. Omaha Cellular Limited Partnership conducts business under the trade name First Cellular Omaha. Prairie Communications is the managing partner of OCGP.

     The Company also owns 16.1% of the outstanding shares of Nebraska Cellular Telephone Corporation (NCTC). NCTC is the holder of cellular operating licenses issued by the Federal Communications Commission (FCC) for Nebraska RSA Nos. 533 through 542.
                                                                 Form 10-K
Item 1.   cont'd.

     The following table sets forth certain information about the Company's cellular operations.

                                    Cellular Operations
                                             Pops              December 31, 1994
               Acquisition     Percent      Within     Net                  Net
System (1)      Date (2)      Ownership    Area (5)    Pops  Subscribers Subscribers
Lincoln MSA   April 23, 1987    100.0      220,727    220,727    20,755     20,755
Omaha MSA     December 31, 1991  27.6(3)   623,986(6) 172,220    32,577      8,991
Nebraska RSAs November 25, 1989  16.1      834,164    134,300        (7)        (7)
Iowa RSA 1    June 30, 1989      11.8(4)    61,588      7,267        (7)        (7)

(1)  Systems are as follows:

     Lincoln MSA - Lancaster County, Nebraska
     Omaha MSA - Douglas and Sarpy Counties in Nebraska and Pottawattamie
       County in Iowa
     Nebraska RSAs - 89 of the 90 Nebraska counties not in the Omaha and
       Lincoln MSAs
     Iowa RSA 1 - Southwestern six counties of Iowa

(2) The date Lincoln Telephone's operating license was granted in the case of the Lincoln MSA, and the date of the Company's initial acquisition of an interest in the licensee in the case of other systems.

(3) In addition, Prairie Communications has an option to purchase an additional 27.6% interest in the licensee of the Omaha MSA at fair market value.

(4) Includes the allocable portion of the 14.1% interest in the licensee held by the Omaha MSA licensee.

(5) Based upon Donnelley Marketing Information Services population data for 1993. Pops shown for Lincoln and Omaha MSAs are virtually all covered by the networks of these systems. According to estimates available to the Company, approximately 60% of the pops shown for Nebraska RSAs and approximately 90% of the pops shown for Iowa RSA 1 are covered by the networks of these systems.

(6) Does not include the Omaha MSA licensee's 15.2% interest in Iowa RSA 1 (which system has been separately included in the table) or the Omaha MSA licensee's 8.3% interest in Iowa RSA 8 (representing 54,659 pops and 4,537 net pops).

(7) The data regarding the subscribers and net subscribers is not disclosed herein because it is not considered material to the Company's consolidated operations.

     The licensing, ownership, construction, operation and sale of controlling interests in cellular telephone systems are subject to regulation by the FCC. The FCC licenses for the Company's Lincoln MSA and Omaha MSA cellular operations expire between October 1994 and October 1996,


                                                                 Form 10-K
Item 1.   cont'd.
while FCC licenses for the Company's Iowa RSA and Nebraska RSA cellular operations expire between July 1999 and August 2000. All renewal applications for these licenses must be received by the FCC not later than 30 and not more than 60 days in advance of their respective expiration dates and must be approved by the FCC. It is possible that there may be competition for these FCC licenses upon expiration, and any such competitors may apply for such licenses within the same time frame as the Company. However, incumbent cellular providers generally retain their FCC licenses upon a demonstration of substantial compliance with FCC regulations and substantial service to the public. The FCC will only consider competitors' applications if it determines the Company has not made such a demonstration. Although the Company has no reason to believe that the FCC renewal applications will not be granted by the FCC, no assurance can be given.

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

     LinTel is a "reseller" of long distance services, primarily in Lincoln Telephone's exchange service area, and provides this service by aggregating its customers' traffic to take advantage of volume discounts offered by national networks. During 1993, the Company had 114.7 million minutes of long distance traffic, an increase of 8.4 million minutes from 1992. For 1994, the Company had 114.5 million minutes of long distance traffic. The Company has a variety of calling programs for both residential and business customers.

     LinTel also sells and services a wide range of PBX, key system and other communications equipment to large and small businesses, including products manufactured by ROLM and Northern Telecom. These systems typically include a variety of special features such as automatic call distribution, voice mail, and LAN functionality.

     Nebraska State Income and Local Property Taxes

     The Company's property and state income tax obligations during 1992 and 1993 were modified by actions of the Nebraska Legislature and the Nebraska Supreme Court. In 1991, the Nebraska Supreme Court determined in separate actions that Nebraska's personal property tax system as applied to businesses in 1989 and 1990 was unconstitutional. The Court determined that approximately 18.8% of taxes paid for 1990 should be refunded. The NPSC approved a settlement whereby similar refunds were made applicable to 1989 taxes. As a result of these actions, the Company recorded refunds or credits of approximately $1,359,000 and $1,494,000 in 1993 and 1992, respectively.

     In view of a constitutional amendment approved by the voters in 1992, the constitutional issues concerning Nebraska property taxes appear to have been resolved.



                                                                 Form 10-K
 Item 1.   cont'd.

     Competition.

     Competitors now offer private line and switched voice and data services in or adjacent to the territory served by Lincoln Telephone, thus permitting bypass of local telephone facilities. In addition, satellite transmission services, cellular communications and other services permit bypass of the local exchange network. These alternatives to local exchange service represent a potential threat to Lincoln Telephone's long-term ability to provide local exchange service at economical rates.

     In order to meet this competition, Lincoln Telephone has deployed new technology for its local exchange network to increase operating efficiencies and to provide new services to its customers. These new technologies include conversion of all Lincoln Telephone switches to digital technology, installation of over 1,350 miles of fiber optic cable, and installation of SS7, an out-of-band signalling system, to over 60 percent of its access lines.

     Lincoln Telephone faces competition in the market for customer premises telephone equipment. Lincoln Telephone offers state-of-the-art customer premises telephone equipment through well-trained and experienced market representatives with long term relationships with customers. In so doing, Lincoln Telephone believes that it effectively competes in this market segment.

     With respect to cellular mobile communications service, the FCC has granted two licenses to provide cellular service in each MSA or RSA. One license was granted to a company that provides local telephone service in the area or to a group affiliated with the local service company (the "Wireline Carrier"). The other license was granted to a company that does not provide local telephone service and is not affiliated with a local service company in the area (the "Non-Wireline Carrier"). Lincoln Telephone currently operates as the Wireline Carrier in the Lincoln, Nebraska MSA and Prairie Communications is the manager of the limited partnership which operates as the Wireline Carrier in the Omaha, Nebraska, MSA.

     The Company faces significant competition from the Non-Wireline Carrier in such markets and from other communications technologies that now exist, such as specialized mobile radio systems and paging services, or other communications technologies that may be developed or perfected. In addition to providing cellular mobile communications service, the Company sells and leases cellular mobile equipment in competition with numerous equipment retailers. The providers in each market compete for customers principally on the basis of services offered, the quality of customer service and price. The Company has designed and deployed cellular systems with greater radio signal coverage than competitive systems, particularly for portable cellular telephone users. The Company believes it has benefited competitively from such design.

     In connection with provision of long distance telecommunications services, LinTel competes with other long distance service providers such as AT&T, MCI, and Sprint. This market is now competitive, and regulation by the FCC and the NPSC has been substantially reduced since divestiture by AT&T of the Bell Operating Companies and the advent of equal access. The prices for long distance services offered by LinTel compare favorably with prices of similar services offered by competitors.
                                                                 Form 10-K
Item 1.   cont'd.

     Since the mid-1980's, the Company's business strategy has been to position itself as a "one-stop" telecommunications services provider. Long-term business relationships with its customers have strengthened the Company's business position. The Company believes that its customers value the fact that it is the "local company" whose goal is to meet the customers' total communications needs.

     The long-range effect of competition on the provision of telecommunications services and equipment will depend on technological advances, regulatory actions at both the state and federal levels, court decisions, and possible future state and federal legislation. See 1994 Annual Report to Stockholders, pages 44 and 45.

     Employees.

     The Company and its subsidiaries employed 1,612 persons (1,392 employed by its principal subsidiary, Lincoln Telephone) at the end of 1994. As of December 1994, approximately 58 percent of the Company's and subsidiaries' employees were represented by the Communications Workers of America (CWA), which is affiliated with the AFL-CIO. New three-year contracts with the CWA were signed in May 1992 as respects LinTel bargaining unit employees and October 1992 as respects Lincoln Telephone bargaining unit employees. The Lincoln Telephone contract with the CWA will expire on October 14, 1995, and the LinTel contract with the CWA will expire on May 19, 1995. The Company believes its relationship with its employees is good and constructive. See 1994 Annual Report to Stockholders, pages 47 and 48, for eleven-year figures.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

          Not applicable.

Item 2.   Properties

     Lincoln Telephone's telephone system consists of switching and transmission equipment, cellular radio facilities, fiber optic systems and distribution plant, through 138 communities within the state of Nebraska. Among the larger exchanges served are Lincoln, Hastings, Beatrice, York, Nebraska City, Plattsmouth and Seward.

     For fiscal year 1994, Lincoln Telephone owned the equipment, plant and facilities which were utilized in its telephone system. Lincoln Telephone leases four locations on which business offices are located. The total annual rentals for such leased offices are less than $100,000 and the duration of such leases range from one to six years. Lincoln Telephone owns its remaining business office locations. Additionally, Lincoln Telephone leases the majority of the locations on which the sites of towers for its Lincoln MSA cellular system are located. Annual rentals on the sites are approximately $40,000, and the duration of the unexpired portions of such leases range from four months to five years, with options to renew thereafter.

     LinTel leases transmission facilities and switching facilities in connection with its Lincoln Telephone Long Distance Division. All of its office locations are leased. Annual rentals are approximately $131,000, and the duration of the unexpired portions of such leases range from four
                                                                 Form 10-K
Item. 2.   cont'd.

months to four years.

     It is the opinion of Company management, including the Engineering Director of Lincoln Telephone, that the properties of Lincoln Telephone are suitable and adequate to provide modern and effective telecommunications services within its franchised area, including both local and long distance service. The capacity for furnishing these services, both currently and for forecast growth, are under constant surveillance by the Engineering Director and his staff. Facilities are put to full utilization after installation and appropriate testing, according to two-, three- and five-year construction plans.

     Lincoln Telephone's continuing construction programs are divided between meeting growth demands (population and service) and upgrading its telephone equipment and plant. Conversion to digital switching systems was completed in 1992.

Item 3.   Legal Proceedings

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not Applicable.

Executive Officers of Registrant
                                                             First Elected
Officer              Age   Position Held                    Present Office

Frank H. Hilsabeck   50    President & Chief Executive Officer        1993
                           (President & Chief Operating Officer,
                           1991-1993; President-Telephone
                           Operations, 1990-1991)

James W. Strand      48    President-Diversified Operations           1990

Jack H. Geist        62    V. P.-Diversified Operations               1993
                           (President, Anixter-Lincoln,
                           a joint venture (1989-1994)

Robert L. Tyler      59    Senior V.P. and Chief Financial            1991
                           Officer (V.P.-Controller, 1989-1991)

Michael J. Tavlin    48    V.P.-Treasurer and Secretary               1986













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

                                  High         Low          Dividends
                                                            Declared
          1993
            First Quarter        13.50         12.00           .12
            Second Quarter       14.50         12.50           .12
            Third Quarter        18.75         13.63           .12
            Fourth Quarter       20.50         17.50           .13
          1994
            First Quarter        20.00         15.50           .13
            Second Quarter       16.75         13.75           .13
            Third Quarter        16.75         13.75           .13
            Fourth Quarter       17.50         14.00           .14

     (b)  Holders

          As of December 31, 1994, there were approximately 15,000 holders of record of the Company's Common Stock. Such number does not include beneficial owners of the Company's Common Stock, whose shares are held in the names of broker dealers and clearing agencies.

     (c)  Dividends

          The long-term debt agreements of Lincoln Telephone contain various restrictions, including those relating to payment of dividends by Lincoln Telephone to the Company and to holders of Lincoln Telephone's 5% Preferred Stock. Notes payable to banks also contain various restrictions. At December 31, 1994, approximately $34,861,000 of Lincoln Telephone's retained earnings were available for payment of cash dividends to the Company and to holders of Lincoln Telephone's 5% Preferred Stock under the most restrictive provisions of such agreements.

Item 6.   Selected Financial Data

          See 1994 Annual Report to Stockholders, pages 47 and 48.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          See 1994 Annual Report to Stockholders, pages 38 - 46.




                                                                  Form 10-K
Item 7.   cont'd.

          On March 17, 1993, the Board of Directors elected to expense the entirety of the Company's post-retirement benefit obligation accumulated as of January 1, 1993, of approximately $38,450,000 in the first quarter of 1993 for financial reporting purposes. This obligation, net of related income taxes, amounted to $23,166,000. This one-time charge equals $0.71 per share of Common Stock, net of tax impact. This action was taken in compliance with Statement of Financial Accounting Standards No. 106, which imposes new accounting rules regarding insurance and other benefits provided to retirees and allows employers to recognize this obligation either immediately or on an amortized basis.

          Recent Developments

     (a) On March 16, 1994, the Company announced that due to changes in technology, customer growth and usage demand for cellular services in their respective markets, Lincoln Telephone Cellular and First Cellular Omaha have entered into an agreement with AT&T to purchase digital cellular telephone systems to replace the existing analog systems serving these markets. These digital systems are expected to increase capacity and performance in these markets. The new Omaha system was operational in April 1994, and the Lincoln system is expected to be operational in April 1995.

          The implementation of these system upgrades will cause the early retirement of existing analog equipment prior to the expiration of its anticipated useful life. As a result, Lincoln Telecommunications, in the first quarter of 1994, wrote down the value of these assets. This write down resulted in a one-time, non-cash reduction of first quarter 1994 earnings of approximately $3,761,000, or $0.11 per share.

     (b) On March 21, 1995, the Company, Capital Acquisition Corp., a Nebraska corporation and wholly-owned subsidiary of the Company (Subsidiary) and Nebraska Cellular Telephone Corporation, a Nebraska corporation (NCTC) entered into an Agreement and Plan of Reorganization (the Merger Agreement) pursuant to which NCTC will merge with and into Subsidiary and thereby the Company will acquire the approximately 84% of NCTC Commom Stock not currently owned by the Company (the Merger).

          The Merger Agreement provides, among other things, that at the effective time of the Merger, each share of NCTC Common Stock, other than shares owned by the Company, will be converted into the right to receive, at the election of the holder, either (i) one share of Company Common Stock, plus $4.00 in cash, or (ii) $20.00 cash, subject to certain provisions limiting the amount of Company Common Stock to be issued in the Merger to 5,196,000 shares. Total consideration of Company Common Stock and cash to be issued in the Merger is valued at approximately $130 million.

          Closing of the transaction is subject to the approval of the share-holders of NCTC and the approvals of the Federal Communications Commission and the Federal Trade Commission, as well as certain other conditions set forth in the Merger Agreement. NCTC may
                                                                    Form 10-K
Item 7.   cont'd.

          terminate the Merger Agreement if the average of the last reported sales price per share of Company Common Stock as reported on the Nasdaq National Market for the twenty (20) consecutive trading days immediately preceding the fifth business day prior to the closing of the Merger is less than $13.75 per share.

          Set forth below is certain financial and operating data regarding the cellular operations of the Company and NCTC.

                Operating Characteristics of Cellular Properties
                         Proportionate Data - Unaudited

                                          COMPANY DATA                    NCTC
                                 ---------------------------------        ----
                                 Lincoln      Omaha
                      12/31        MSA         MSA        Iowa RSA
Ownership                         100.0%      27.6%         11.8%

POPS                   1994      221,000     172,224        7,316       834,000
                       1993      221,000     172,224        7,316       834,000
                       1992      220,000     169,740        7,316       834,000

Customer Lines         1994       20,755       8,991          243        56,100
                       1993       13,145       5,972          128        24,090
                       1992        7,573       3,706           29        11,491

Service Revenues (1)   1994     $ 10,176    $  4,563     $    126     $  23,418
  in thousands         1993     $  6,473    $  3,094     $     80     $  13,063
                       1992     $  4,265    $  2,178     $     41     $   8,026

Operating Expenses (2) 1994     $  5,837    $  2,985     $    109     $  18,355
  in thousands         1993     $  4,468    $  2,044     $     71     $   8,954
                       1992     $  3,118    $  1,563     $     33     $   5,529

Net Operating Income   1994     $  4,339    $  1,578     $     17     $   5,063
  in thousands         1993     $  2,005    $  1,050     $      9     $   4,109
                       1992     $  1,147    $    615     $      8     $   2,497

Operating Margin (3)   1994        42.6%       34.6%        13.5%         21.6%
                       1993        31.0%       33.9%        11.3%         31.5%
                       1992        26.9%       28.2%        19.5%         31.1%

Penetration Rate       1994         9.4%        5.2%         3.3%          6.7%
                       1993         5.9%        3.5%         1.7%          2.9%
                       1992         3.4%        2.2%         0.4%          1.4%

Average Monthly        1994     $  50.03    $  50.83     $  56.60      $  48.67
Customer Revenue (4)   1993     $  52.07    $  53.28     $  84.93      $  61.19
                       1992     $  57.21    $  57.75     $ 235.63      $  82.91

NOTES:
(1) Represents all service revenues net of out-bound roamer expenses and ex-cludes equipment sales. The proportionate data for Omaha MSA and Iowa RSA summarized above reflects the Company's ownership levels in these markets. The Company's ownership interest in Iowa RSA was 11.8% in 1994, up from 11.0% in 1993 and 1992.

                                                                    Form 10-K
Item 7.   cont'd.

(2) Operating Expenses exclude depreciation, amortization, income tax and interest.
(3) Operating margin represents Net Operating Income as a percent of service revenues.
(4) Represents service revenue divided by 12 in relation to average customer lines (beginning and end of year average).

Item 8.   Financial Statements and Supplementary Data

          See 1994 Annual Report to Stockholders, pages 18 - 37 and 47 -
          48.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None









































                                                                    Form 10-K
                                 PART III

Item 10.   Directors and Executive Officers of the Registrant

           See Proxy Statement for Annual Meeting of Stockholders, April 2 26, 1995, pages 2-6. See also 1994 Annual Report to
           Stockholders, page 49.

TERM OF OFFICE OF ABOVE NAMED EXECUTIVE OFFICERS: At the meeting of the Board of Directors each year held immediately following the Annual Meeting of Stockholders, the officers are elected to serve for the ensuing year, or until their successors are duly elected and qualified.

           Compliance with Section 16(a) of the Exchange Act

               See Proxy Statement for Annual Meeting of Stockholders, April 26, 1995, page 13.

Item 11.   Executive Compensation

               See Proxy Statement for Annual Meeting of Stockholders, April 26, 1995, pages 7 - 11.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners.

           See Proxy Statement for Annual Meeting of Stockholders, April 26, 1995, pages 1 and 2.

(b)  Security ownership of management.

           See Proxy Statement for Annual Meeting of Stockholders, April 26, 1995, pages 5 and 6.

(c)  Changes in control.

           None.





















                                                                  Form 10-K
Item 13.  Certain Relationships and Related Transactions

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

          On February 1, 1994, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission in connection with the Offering. On March 24, 1994, the Offering was closed and pursuant thereto, Sahara sold 1,850,000 shares of Company common stock to the public, reducing its ownership of the issued and outstanding Company common stock to approximately 10%. Concurrently therewith and pursuant to the Agreement, the Company purchased 250,000 shares of Company common stock from Sahara for a purchase price of $15.68 per share, a transaction which the Company financed with current assets. On April 12, 1994, Sahara sold an additional 136,000 shares of the Company's Common Stock to the public in connection with an over-allocation option which Sahara had granted in connection with the offering. Exclusive of shares of common stock received by Sahara pursuant to Company stock dividends or stock splits, Sahara (or its wholly-owned subsidiary) beneficially owned the shares sold in the Offering and the 250,000 shares sold to the Company concurrently therewith since the Company's formation as a holding company effective February 23, 1981.

          See Proxy Statement for Annual Meeting of Stockholders, April 26, 1995, pages 5 and 6.

(b)  Certain business relationships.

          See Proxy Statement for Annual Meeting of Stockholders, April 26, 1995, pages 3 and 4.

(c)  Indebtedness of management.

          Not applicable.

(d)  Transactions with promoters.

          Not applicable.



                                                                 Form 10-K
                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

 1.  Financial Statements:
     Independent Auditors' Report
     Consolidated Balance Sheets, December 31, 1994 and 1993
     Consolidated Statements of Earnings, Years ended December 31, 1994,
          1993, and 1992
     Consolidated Statements of Stockholders' Equity
          Years ended December 31, 1994, 1993, and 1992
     Consolidated Statements of Cash Flows
          Years ended December 31, 1994, 1993, and 1992
     Notes to Consolidated Financial Statements, December 31, 1994, 1993,
          and 1992
     Management's Discussion and Analysis of Financial Conditions and Results of Operations
     Statements listed in (a) 1 are all incorporated by reference, 1994 Annual Report to Stockholders, pages 17 - 48.

 2.  Financial Statement schedules required by Item 8 of this form.

                                                                Schedule
     Independent Auditors' Report

     Condensed Financial Information of Parent Company:
        Balance Sheets - December 31, 1994 and 1993
        Statements of Earnings - Years ended December 31, 1994,
         1993 and 1992
        Statements of Stockholders' Equity - Years ended
         December 31, 1994,   1993 and 1992
        Statements of Cash Flows - Years ended December 31, 1994,
         1993 and 1992                                                 I

     Valuation and Qualifying Accounts - Years ended
        December 31, 1994, 1993 and 1992                              II

     All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the consolidated financial statements and notes thereto.

















                                                                 Form 10-K
Item 14.   (a) cont'd.

 3.  Exhibits Required by Item 601 of Regulation S-K

     Exhibit 2: Agreement and Plan of Reorganization, dated as of March 21, 1995 by and among the Company, Capital Acquisition Corp., a Nebraska corporation and a wholly-owned subsidiary of the Company and Nebraska Cellular Telephone Corporation, a Nebraska corporation.

     Exhibit 3:  Articles of Incorporation and By-Laws

                 (3.1)  Articles of Incorporation with amendments
                        (incorporated by reference to Exhibit 3 of the Company's Form S-3 Registration Statement No. 33-52117).

                 (3.2) By-Laws as amended March 16, 1994 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ending
                        December 31, 1993).

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

                 (4.3) Amendment No. 2 to Rights Agreement dated June 15, 1993, between the Company and Mellon Securities Trust Company (incorporated by reference to Exhibit
                        4.5 of the Company's Form S-3 Registration
                        Statement No. 33-52117.

                 (4.4) The Indenture issued by The Lincoln Telephone and Telegraph Company (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ending December 31, 1993).

                 (4.5) Supplemental Indenture Eleven dated June 1, 1990, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ending
                        December 31, 1990).







                                                                 Form 10-K
Item 14.   (a) cont'd.

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

    Exhibit 13:  Annual Report to Security Holders

                 (13.1) Filed as an exhibit to this Report on Form 10-K and incorporated as indicated herein by reference.

    Exhibit 21:  Subsidiaries of the Registrant.

                 The Company owns all the outstanding common stock of The Lincoln Telephone and Telegraph Company, LinTel Systems Inc., and Prairie Communications, Inc. See pages 42 - 45, 1994 Annual Report to Stockholders.

    Exhibit 23:  Accountants' Consent

                 (23.1)  Accountants' consent is attached hereto.

    Exhibit 27:  Financial Data Schedule


    Exhibits 9, 11, 12, 16, 18, 22, 24 and 28 are not applicable.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) All exhibits required by Item 601 of Regulation S-K are as indicated in paragraph (a) 3 above.

(d)  Not applicable.










                                                                 Form 10-K
                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN TELECOMMUNICATIONS COMPANY

   /s/ Michael J. Tavlin                                  March 15, 1995
By--------------------------------------------     Date -------------------
   Michael J. Tavlin, Vice President-Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                 Title                               Date

                              President and Chief
/s/ Frank H. Hilsabeck        Executive Officer
____________________________  (Principal Executive Officer)
Frank H. Hilsabeck
                              Senior Vice President and
/s/ Robert L. Tyler           Chief Financial Officer
____________________________  (Principal Financial and
      Robert L. Tyler         Accounting Officer)

/s/ Michael J. Tavlin         Vice President - Treasurer
____________________________   and Secretary
      Michael J. Tavlin

/s/ Duane W. Acklie
____________________________  Director
      Duane W. Acklie

/s/ William W. Cook, Jr.
____________________________  Director
      William W. Cook, Jr.

/s/ Terry L. Fairfield
____________________________  Director                       March 15, 1995
      Terry L. Fairfield

/s/ James E. Geist
____________________________  Director
      James E. Geist

/s/ J. Taylor Greer
____________________________  Director
      J. Taylor Greer

/s/ John Haessler
____________________________  Director
      John Haessler

/s/ Charles R. Hermes
____________________________  Director
      Charles R. Hermes


                                                                 Form 10-K
                           SIGNATURES (cont'd)


____________________________  Director
      Donald H. Pegler, Jr.

/s/ Paul C. Schorr, III
____________________________  Director
      Paul C. Schorr, III

/s/ William C. Smith
____________________________  Director
      William C. Smith

/s/ James W. Stand
____________________________  Director
      James W. Stand

/s/ Charles N. Wheatley
____________________________  Director
      Charles N. Wheatley

/s/ Thomas C. Woods, III
____________________________  Director
      Thomas C. Woods, III

____________________________  Director
      Lyn Wallin Ziegenbein































                                                                 Form 10-K
                                Exhibit Index

Exhibit                             Title                          Page No.

2 Agreement and Plan of Reorganization, dated as of March 21, 1995 by and among the Company, Capital Acquisition Corp., a Nebraska corporation and a wholly-owned subsidiary of
          the Company and Nebraska Cellular Telephone Corporation,
          a Nebraska corporation.                                     *

3.1       Articles of Incorporation with amendments (incorporated
          by reference to Exhibit 3 of the Company's Form S-3
          Registration Statement No. 33-52117).                       *

3.2       By-Laws as amended March 16, 1994 (incorporated by re-
          ference to Exhibit 3.2 of the Company's Annual Report
          on Form 10-K for the year ending December 31, 1993).        *

4.1 Rights Agreement, dated as of June 21, 1989, between the Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.1 of the Company's Current
          Report on Form 8-K dated June 21, 1989).                    *

4.2 Amendments to Rights Agreement, dated as of September 7, 1989, between the Company and Harris Trust and Savings
          Bank (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated September 7,
          1989).                                                      *

4.3 Amendment No. 2 to Rights Agreement dated June 15, 1993, between the Company and Mellon Securities Trust Company (incorporated by reference to Exhibit 4.5 of the Company's
          Form S-3 Registration Statement No. 33-52117).              *

4.4 Indenture issued by The Lincoln Telephone and Telegraph Company (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ending
          December 31, 1993).                                         *

4.5       Supplemental Indenture Eleven dated June 1, 1990
          (incorporated by reference to the Company's Annual Report
          on Form 10-K for the year ending December 31, 1990).        *

10.1      The 1989 Stock and Incentive Plan (incorporated by
          reference to Form S-8, File 33-39551).                      *

10.2      Specimen of Executive Benefit Plan (incorporated by
          reference to Exhibit 10 to the Company's 1992 Form 10-K).   *

13        Annual Report to Security Holders                           *

21        Subsidiaries of Registrant                                  *

23        Accountant's Consent

27        Financial Data Schedule

*Incorporated by reference.





KPMG Peat Marwick LLP

233 South 13th Street, Suite 1600
Lincoln, NE  68508-2041

Two Central Park Plaza
Suite 1501
Omaha, NE  68102


                           ACCOUNTANT'S CONSENT

The Board of Directors
Lincoln Telecommunications Company:

We consent to the incorporation by reference in the registration statement on Forms S-3 and S-8 of Lincoln Telecommunications Company of our report, dated February 3, 1995, relating to the consolidated balance sheets of Lincoln Telecommunications Company and subsidiaries as of December 31, 1994 and 1993, and related consolidated statements of earnings, stockholders' equity and cash flows and relating to the schedules to Form 10-K for each of the years in the three-year period ended December 31, 1994, which reports appear in the December 31, 1994 annual report on Form 10-K of Lincoln Telecommunications Company.



                                            /s/ KPMG Peat Marwick LLP

March 15, 1995
Lincoln, Nebraska




























KPMG
















                         LINCOLN TELECOMMUNICATIONS COMPANY
                                  AND SUBSIDIARIES

                    Independent Auditors' Report and Schedules
                   Form 10-K Securities and Exchange Commission

                        December 31, 1994, 1993 and 1992

                   (With Independent Auditors' Report Thereon)





































                 LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                              Index to Schedules Filed


                                                                 Schedule

Independent Auditors' Report

Condensed Financial Information of Parent Company:
   Balance Sheets - December 31, 1994 and 1993
   Statements of Earnings - Years ended December 31, 1994,
     1993 and 1992
   Statements of Stockholders' Equity - Years ended
     December 31, 1994, 1993 and 1992
   Statements of Cash Flows - Years ended December 31, 1994,
     1993 and 1992                                                      I

Valuation and Qualifying Accounts - Years ended December 31, 1994,
     1993 and 1992                                                     II

All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the consolidated financial statements and notes thereto.



































KPMG Peat Marwick LLP

233 South 13th Street, Suite 1600
Lincoln, NE  68508-2041

Two Central Park Plaza
Suite 1501
Omaha, NE  68102


                             INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Lincoln Telecommunications Company:


Under date of February 3, 1995, we reported on the consolidated balance sheets of Lincoln Telecommunications Company and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                           /s/ KPMG Peat Marwick LLP


Lincoln, Nebraska
February 3, 1995














                                                              Schedule I

                LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                                  Balance Sheets
                               (Parent Company Only)

                            December 31, 1994 and 1993
                                                                 1994        1993
                                                            (Dollars in thousands)
Current assets:
   Cash and cash equivalents                                $   2,576       2,376
   Temporary investments                                        4,280       9,354
   Other current assets                                         6,652       6,506
                                                             --------    --------
           Total current assets                                13,508      18,236
Investment in subsidiaries                                    153,166     146,856
Note receivable from subsidiary                                33,704      30,013
Other assets                                                   10,199       7,817
                                                             --------    --------
                                                            $ 210,577     202,922
                                                             ========    ========
Current liabilities:
   Notes payable to banks                                       6,000      11,500
   Other current liabilities                                    7,372       6,385
                                                             --------    --------
           Total current liabilities                           13,372      17,885
                                                             --------    --------
Deferred credits                                                  770       1,005
                                                             --------    --------
Stockholders' equity:
   Common stock                                                 8,245       8,245
   Premium on common stock                                     37,481      37,481
   Retained earnings                                          159,143     142,859
   Treasury stock                                              (8,434)     (4,553)
                                                             --------    --------
           Total stockholders' equity                         196,435     184,032
                                                             --------    --------
                                                            $ 210,577     202,922
                                                             ========    ========


                                                                    (continued)













                                                                Schedule I,cont.

                   LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                                Statements of Earnings
                                 (Parent Company Only)

                       Years ended December 31, 1994, 1993 and 1992
                                                          1994       1993      1992
                                                          (Dollars in thousands)
Income:
   Equity in earnings of subsidiaries                 $ 30,810      7,001    27,306
   Interest income:
      Subsidiary                                         3,690      3,286     2,926
      Other investments                                  1,436      1,594     1,386
                                                       -------    -------   -------
                                                        35,936     11,881    31,618
Interest expense and other deductions                     (997)      (870)   (1,136)
                                                       -------    -------   -------
         Earnings before income taxes and cumulative
           effect of change in accounting principle     34,939     11,011    30,482
Income tax expense                                      (1,559)    (1,184)   (1,211)
                                                       -------    -------   -------
         Earnings before cumulative effect of change
           in accounting principle                      33,380      9,827    29,271
Cumulative effect of change in accounting principle        -          (27)      -
                                                       -------    -------   -------
         Net earnings                                 $ 33,380      9,800    29,271
                                                       =======    =======   =======


                                                                    (continued)

























                                                               Schedule I,cont.

                   LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                           Statements of Stockholders' Equity
                                  (Parent Company Only)

                      Years ended December 31, 1994, 1993 and 1992
                                                           1994      1993      1992
                                                          (Dollars in thousands)
Common stock (note)                                   $   8,245     8,245     8,245
                                                        -------   -------   -------
Premium on common stock (note)                           37,481    37,481    37,481
                                                        -------   -------   -------
Retained earnings:
   Beginning of year                                    142,859   149,008   133,878
   Net earnings                                          33,380     9,800    29,271
   Premium on redemption of subsidiary's preferred stock    -         -         (84)
   Dividends declared                                   (17,096)  (15,949)  (14,057)
                                                        -------   -------   -------
   End of year                                          159,143   142,859   149,008
                                                        -------   -------   -------
Treasury stock:
   Beginning of year                                     (4,553)   (5,299)   (1,693)
   Net (purchases) sales                                 (3,881)      746    (3,606)
                                                        -------   -------   -------
   End of year                                           (8,434)   (4,553)   (5,299)
                                                        -------   -------   -------
        Total stockholders' equity                    $ 196,435   184,032   189,435
                                                        =======   =======   =======

   Note: Effective January 6, 1994, the Company paid a 100% stock dividend to stockholders of record on December 27, 1993, which has been treated as a stock split for financial reporting purposes. Common stock, premium on common stock and all per share information has been retroactively adjusted to give effect to the stock dividend for all periods presented.


                                                                    (continued)

















                                                                Schedule I,cont.

                   LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                                Statements of Cash Flows
                                 (Parent Company Only)

                      Years ended December 31, 1994, 1993 and 1992
                                                           1994      1993      1992
                                                          (Dollars in thousands)
Cash flows from operating activities:
   Net earnings                                       $ 33,380      9,800    29,271
                                                       -------    -------   -------
   Adjustments to reconcile net earnings to net
    cash provided by (used for) operating activities:
      Increase in note receivable                       (3,691)    (3,286)   (2,926)
      Equity in earnings of subsidiaries               (30,810)    (7,001)  (27,306)
      Changes in assets and liabilities resulting
       from operating activities:
         Other current assets                             (146)      (758)      682
         Other current liabilities                         746        665     1,045
         Deferred credits                                 (235)      (479)      (90)
                                                       -------    -------   -------
              Total adjustments                        (34,136)   (10,859)  (28,595)
                                                       -------    -------   -------
              Net cash provided by (used for)
               operating activities                       (756)    (1,059)      676
                                                       -------    -------   -------
Cash flows from investing activities:
   Net purchases (sales) of temporary investments        5,074       (755)    6,901
   Purchases of investments and other assets            (2,382)      (570)   (4,162)
                                                       -------    -------   -------
              Net cash provided by (used for)
               investing activities                      2,692     (1,325)    2,739
                                                       -------    -------   -------
Cash flows from financing activities:
   Dividends to stockholders                           (16,855)   (15,364)  (13,688)
   Payments on notes payable                            (5,500)    (2,500)   (2,000)
   Net sales (purchases) of treasury stock              (3,881)       746    (3,606)
   Dividends from subsidiaries                          24,500     21,500    16,000
                                                       -------    -------   -------
              Net cash provided by (used for)
               financing activities                     (1,736)     4,382    (3,294)
                                                       -------    -------   -------
Increase in cash and cash equivalents                      200      1,998       121
Cash and cash equivalents at beginning of year           2,376        378       257
                                                       -------    -------   -------
Cash and cash equivalents at end of year              $  2,576      2,376       378
                                                       =======    =======   =======

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                         $    405        465       704
                                                       =======    =======   =======
     Income taxes                                     $  1,792      1,542     1,130
                                                       =======    =======   =======

                                                                     Schedule II

                 LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                          Valuation and Qualifying Accounts

                    Years ended December 31, 1994, 1993 and 1992
                                              Additions        Deductions
                               Balance at     charged to          from       Balance
                                beginning     costs and         allowance     at end
    Description                  of year       expenses          (note)      of year
                                                (Dollars in thousands)

Year ended December 31, 1994,
   Allowance deducted from
    asset accounts,allowance
    for doubtful receivables     $ 382           533              456           459
                                   ===           ===              ===           ===
Year ended December 31, 1993,
   Allowance deducted from
    asset accounts, allowance
    for doubtful receivables     $ 419           474              511           382
                                   ===           ===              ===           ===
Year ended December 31, 1992,
   Allowance deducted from
    asset accounts, allowance
    for doubtful receivables     $ 479           251              311           419
                                   ===           ===              ===           ===

Note: Customers' accounts written-off, net of recoveries.






























                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   Form 11-K


         X           Annual Report pursuant to Section 15(d)
       -----         of the SECURITIES EXCHANGE ACT of 1934
                     [Fee Required]

       For the Fiscal Year Ended December 31, 1994

                                    Or

                     Transition Report pursuant to Section 15(d)
       -----         of the SECURITIES EXCHNAGE ACT of 1934
                     [No Fee Required]

A. Full title of the Plan and the address of the Plan, if different from that of the issuer named below:

      LINCOLN TELECOMMUNICATIONS COMPANY EMPLOYEE AND STOCKHOLDER
      DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN, AS AMENDED

B. Name of issuer of the securities held pusuant to the Plan and the address of its principal executive office:

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

                      December 31, 1994, 1993 and 1992

                (With Independent Auditors' Report Thereon)







































                      LINCOLN TELECOMMUNICATIONS COMPANY
                       EMPLOYEE AND STOCKHOLDER DIVIDEND
                     REINVESTMENT AND STOCK PURCHASE PLAN

                        Index to Financial Statements

Independent Auditors' Report

Statements of Financial Condition - December 31, 1994 and 1993

Statements of Revenues and Common Stock Purchases -
   Years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements - December 31, 1994, 1993 and 1992

All schedules are omitted because they are not applicable.








































KPMG Peat Marwick LLP

233 South 13th Street, Suite 1600
Lincoln, NE  68508-2041

Two Central Park Plaza
Suite 1501
Omaha, NE  68102




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Telecommunications Company Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan at December 31, 1994 and 1993, and its revenues and common stock purchases for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                 /s/ KPMG Peat Marwick LLP

Lincoln, Nebraska
February 3, 1995












                         LINCOLN TELECOMMUNICATIONS COMPANY
                          EMPLOYEE AND STOCKHOLDER DIVIDEND
                        REINVESTMENT AND STOCK PURCHASE PLAN

                         Statements of Financial Condition

                            December 31, 1994 and 1993

                       Assets                                1994       1993
Due from Lincoln Telecommunications Company (note 2):
   Contributions                                          $ 153,539    177,653
   Dividends                                                282,989    269,246
                                                            -------    -------

                                                          $ 436,528    446,899
                                                            =======    =======

                    Liabilities

Balance to be invested in common stock for participants
   (notes 1 and 2)                                        $ 436,528    446,899
                                                            =======    =======


See accompanying notes to financial statements.































                          LINCOLN TELECOMMUNICATIONS COMPANY
                           EMPLOYEE AND STOCKHOLDER DIVIDEND
                          REINVESTMENT AND STOCK PURCHASE PLAN

                   Statements of Revenues and Common Stock Purchases

                     Years ended December 31, 1994, 1993 and 1992

                                                        1994       1993       1992
Revenues:
   Cash dividends                                   $1,096,160    925,269    502,839
   Contributions                                       734,044    760,455    997,938
                                                     ---------  ---------  ---------
                                                     1,830,204  1,685,724  1,500,777
                                                     ---------  ---------  ---------
Assets held for purchases of common stock (note 2):
   Beginning of year                                   446,899    387,682    308,622
   Less, end of year                                  (436,528)  (446,899)  (387,682)
                                                     ---------  ---------  ---------
                                                        10,371    (59,217)   (79,060)
                                                     ---------  ---------  ---------

Common stock purchases                              $1,840,575  1,626,507  1,421,717
                                                     =========  =========  =========

See accompanying notes to financial statements.





























                  LINCOLN TELECOMMUNICATIONS COMPANY
                   EMPLOYEE AND STOCKHOLDER DIVIDEND
                 REINVESTMENT AND STOCK PURCHASE PLAN

                     Notes to Financial Statements

                    December 31, 1994, 1993 and 1992


 (1) STATEMENT OF PURPOSE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Lincoln Telecommunications Company Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan (Plan) provides stockholders and eligible employees of Lincoln Telecommunications Company (Company) and its subsidiaries with a convenient and economical way to invest cash dividends and optional cash contributions to purchase additional shares of common stock of the Company.

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

     Participants in the Plan may use cash dividends declared on stock owned and optional cash contributions to purchase additional stock. Any contributions received by approximately eight days before the end of each calendar quarter will be used to purchase shares of stock as of the next dividend date.

     Shares purchased in the open market for the Plan aggregated 112,423, 115,208 and 121,272 during 1994, 1993 and 1992, respectively. At
     December 31, 1994, the agent for the Plan held 1,144,193 shares registered for participants.



 (3) INCOME TAXES

     No provision is made for income taxes relating to the operations of the Plan. Any income tax consequences of participation in the Plan are that of the participants.























































                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.

                                      LINCOLN TELECOMMUNICATIONS COMPANY
                                      EMPLOYEE AND STOCKHOLDER DIVIDEND
                                      REINVESTMENT AND STOCK PURCHASE PLAN
                                      ------------------------------------
                                                  (Name of Plan)


                                           /s/ Michael J. Tavlin
                                      By ___________________________
                                            Vice President-Treasurer

Date  March 15, 1995
    ------------------