Form 10-Q
period 1995-03-31
LINCOLN TELECOMMUNICATIONS CO
filed 1995-05-11
CIK 320446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                   ----------------------------------------

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---              THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1995

                                   OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
   ---            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                       Commission File No.   000-10516
                   ---------------------------------------
                    Lincoln Telecommunications Company
           (Exact name of registrant as specified in its charter)

              Nebraska                                47-0632436
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

    1440 M Street, Lincoln, Nebraska                      68508

(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  402-436-5289

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                                -----           -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.


       Class of Common Stock                Outstanding at March 31, 1995
           $.25 par Value                            32,379,508











                     PART I - FINANCIAL INFORMATION
            LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

The following consolidated financial statements of Lincoln Telecommunications Company and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.
Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the 1994 Annual Report on Form 10-K, which are incorporated by reference.








































                                -1-
Item 1 - Financial Statements

                  LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                             March 31, 1995   December 31, 1994
                                               (Unaudited)        (Audited)
                                                   (Dollars in Thousands)
ASSETS
Current assets                                $  81,685            $  79,957

Property and equipment less
 accumulated depreciation and
 amortization                                   247,132              241,770

Investments and other assets                     53,867               52,578

Deferred charges                                 18,261               18,879
                                              ---------            ---------
     Total assets                             $ 400,945            $ 393,184
                                              =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Notes payable to banks                        20,350               23,000

   Accounts payable and accrued liabilities      44,399               39,324
                                              ---------            ---------
     Total current liabilities                   64,749               62,324
                                              ---------            ---------
Deferred credits and other long-term
 liabilities                                     86,128               85,926
                                              ---------            ---------

   Long-term debt                                44,000               44,000
                                              ---------            ---------
   Preferred stock, 5%, redeemable                4,499                4,499

   Stockholders' equity                         201,569              196,435
                                              ---------            ---------

     Total liabilities and stockholders'
      equity                                  $ 400,945            $ 393,184
                                              =========            =========











                                  -2-

                      LINCOLN TELECOMMUNICATIONS COMPANY
                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (UNAUDITED)
                                                  Three Months Ended
                                         March 31, 1995       March 31, 1994
                                   (Dollars in Thousands Except Per Share Data)
Telephone operating revenues:
   Local network services                    $ 20,380             $ 18,706
   Access services                             13,197               12,778
   Long distance services                       3,591                3,532
   Directory advertising, billing
    and other services                          4,190                4,129
   Other operating revenues                     3,510                3,627
                                             ---------            ---------
      Total telephone operating revenues       44,868               42,772
                                             ---------            ---------
Diversified operations revenues and sales:
   Long distance services                       4,773                4,782
   Product sales                                2,375                2,202
   Other revenues                                  93                   86
                                             ---------            ---------
      Total diversified operations
       revenues and sales                       7,241                7,070
                                             ---------            ---------
Intercompany revenues                          (1,757)              (1,829)
                                             ---------            ---------
      Total operating revenues                 50,352               48,013
                                             ---------            ---------
Operating expenses:
   Depreciation                                 8,018                7,959
   Additional non-recurring depreciation
    on cellular equipment*                        --                 3,398
   Cost of goods and services                   4,330                4,530
   Other operating expenses                    23,557               22,336
   Taxes, other than payroll and income           874                  949
   Intercompany expenses                       (1,757)              (1,829)
                                             ---------            ---------
      Total operating expenses                 35,022               37,343
                                             ---------            ---------
      Operating income                         15,330               10,670
                                             ---------            ---------
Non-operating income and expense:
   Income from interest and other
    investments                                 1,445                1,154
   Charge for additional non-recurring
    depreciation on cellular equipment
    in limited partnership*                       --                 2,179
   Interest expense and other deductions        1,699                1,649
                                             ---------            ---------
      Net non-operating expense                   254                2,674
                                             ---------            ---------
(Continued on following page)




                                  -3-
                      LINCOLN TELECOMMUNICATIONS COMPANY
                   CONSOLIDATED STATEMENT OF EARNINGS (Cont.)
                                 (UNAUDITED)
                                                  Three Months Ended
                                         March 31, 1995       March 31, 1994
                                   (Dollars in Thousands Except Per Share Data)

      Income before income taxes               15,076                7,996
Income taxes                                    5,836                3,018
                                             ---------            ---------
      Net income                                9,240                4,978
Preferred dividends                                56                   56
                                             ---------            ---------
      Earnings available for common shares   $  9,184             $  4,922
                                             =========            =========
Earnings per common share                    $    .28             $    .15
                                             =========            =========
Weighted average common shares outstanding
 (in thousands)                                32,372               32,576
Dividends declared per common share          $    .14             $    .13

*See comments under "Cellular Activities," page 8




































                                  -4-

                      LINCOLN TELECOMMUNICATIONS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                      Three Months Ended
                                             March 31, 1995      March 31, 1994
                                                    (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                      $  9,240          $  4,978
                                                   ---------         ---------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                   8,061            11,364
      Net change in investments and other assets       (118)            2,365
      Deferred income taxes                             247            (1,979)
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                    (26)           (2,014)
         Materials, supplies and other assets          (169)             (574)
         Accounts payable and accrued expenses          916             2,727
         Other Liabilities                            4,111             3,274
                                                   ---------         ---------
               Total adjustments                     13,022            15,163
                                                   ---------         ---------
               Net cash provided by operating
                activities                           22,262            20,141
                                                   ---------         ---------
Cash flows from investing activities:
   Expenditures for property and equipment          (13,280)           (5,892)
   Net salvage on retirements                          (100)              265
                                                   ---------         ---------
               Net capital additions                (13,380)           (5,627)

   Proceeds from sale of investments and other
    assets                                               --                27
   Purchases of investments and other assets         (1,208)             (830)
   Purchases of temporary investments                  (405)           (5,300)
   Maturities and sales of temporary investments      2,095            10,710
                                                   ---------         ---------
               Net cash used for investing
                activities                          (12,898)           (1,020)
                                                   ---------         ---------
Cash flows from financing activities:
   Dividends to stockholders                         (4,585)           (4,294)
   Proceeds from issuance of notes payable            1,350             1,000
   Retirement of notes payable                       (4,000)           (6,500)
   Net purchases and sales of treasury stock            483            (3,825)
                                                   ---------         ---------
               Net cash used in financing
                activities                           (6,752)          (13,619)
                                                   ---------         ---------
(Continued on following page)





                                  -5-
                      LINCOLN TELECOMMUNICATIONS COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
                                  (UNAUDITED)
                                                      Three Months Ended
                                             March 31, 1995      March 31, 1994
                                                    (Dollars in Thousands)

Net increase in cash and cash equivalents             2,612             5,502
Cash and cash equivalents at beginning of year       22,038            15,341
                                                   ---------         ---------
Cash and cash equivalents at end
 of quarter                                        $ 24,650          $ 20,843
                                                   =========         =========
Supplemental disclosures of cash flow information:
      Interest paid                                $    359          $    296
                                                   =========         =========
      Taxes paid                                   $  1,780          $  2,470
                                                   =========         =========








































                                  -6-
          LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

Principles of Consolidation and Organization

The consolidated Form 10-Q reflects the operations of Lincoln Telecommunications Company (the Company) and its wholly owned subsidiaries. The primary subsidiary is The Lincoln Telephone and Telegraph Company (LT&T) which provides local and long distance telephone service in 22 southeastern counties of Nebraska. It further provides cellular telecommunications services in the Lincoln, Nebraska Metropolitan Statistical Area (MSA) (which includes all of Lancaster County in Nebraska) under the name of Lincoln Telephone Cellular. LinTel Systems Inc. (LinTel) provides toll services beyond LT&T's local service territory, sales of non-regulated telecommunications products and services and telephone answering services. Prairie Communications, Inc. (Prairie) has a 50% investment in, and is the operating partner of, a general partnership with Centel Nebraska, Inc. which manages a limited partnership providing cellular telecommunications services in the Omaha MSA (which includes Douglas and Sarpy Counties in Nebraska and Pottawatomie County in Iowa). The limited partnership is doing business as First Cellular Omaha (FCO). Capital Acquisition Corporation, a Nebraska corporation and wholly-owned subsidiary of the Company, was organized March 21, 1995, for the sole purpose of acquiring Nebraska Cellular Telephone Company as further described in Part II, Item 5 of this report. A joint venture with Anixter Bros., Inc., doing business as Anixter-Lincoln, warehouses and distributes electrical wire, cable, and communications products in a six-state area which includes Nebraska, North and South Dakota, Wyoming, Montana and Idaho.

The Company's telephone operations follow accounting for regulated enterprises prescribed by statement of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation. The effect of FAS No. 71 results in regulatory assets of approximately $12,788,000 and $14,703,000 at March 31, 1995 and 1994, respectively, and regulatory liabilities of approximately $10,398,000 and $12,263,000 at March 31, 1995 and 1994, respectively.

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by FAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Under FAS No. 71, the Company records certain assets and liabilities because of the actions of regulators. Amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. In the event the Company determines that it no longer meets the criteria for following FAS No. 71, the accounting impact to the Company would be a one-time non-cash charge to operations of an amount which would be material to the consolidated financial statements. Criteria that give rise to the discontinuance of FAS No. 71 include increasing competition, which restricts the Company's ability to establish prices to recover specific costs, possible obsolescence driven by accelerating technology, and a




                                -7-
significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure that continuing application of FAS No. 71 is appropriate.

Earnings Per Share

Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during the periods presented herein. The weighted average shares used in the calculation were 32,371,842 for the three-month period ended March 31, 1995 and 32,576,008 for the same period in 1994.

Stock Dividend

Effective January 6, 1994 the Company distributed a 100% stock dividend to common stockholders of record on December 27, 1993, which has been treated as a stock split for financial reporting purposes. Common stock, premium on common stock and all per share information has been retroactively adjusted to give effect to the stock dividend for all periods presented.

(2) Cellular Activities

Due to changes in technology, customer growth, and usage demand for cellular services in their respective markets, Lincoln Telephone Cellular and FCO have purchased new cellular telephone systems to replace certain existing analog systems serving these markets. These systems increased capacity and performance in these markets. The FCO system was operational in April 1994, and the Lincoln system became operational in April 1995.

The implementation of these system upgrades caused the early retirement of certain existing analog equipment prior to the expiration of its anticipated useful life. As a result, in the first quarter 1994, the Company wrote down the value of these assets by approximately $3,398,000. During the fourth quarter 1994, the Company recognized an additional charge of approximately $363,000 after evaluating updated information related to this analog equipment. The aggregate after-tax impact of these non-recurring non-cash charges to earnings was $2,267,000. In March 1994, the Company's share of a similar charge for FCO was $2,179,000, producing an after-tax impact of $1,314,000. The non-recurring non-cash reduction of 1994 earnings is approximately $3,581,000 or $.11 per share.

Set forth in the following table is certain financial and operating data regarding the cellular operations of the Company.














                                -8-
                Operating Characteristics of Cellular Properties
                         Proportionate Data - Unaudited

                       First     Lincoln      Omaha
                      Quarter      MSA (5)     MSA (6)    Iowa RSA (7)
Ownership                         100.0%      27.6%         11.8%

POPS                   1995      221,000     172,224        7,316
                       1994      221,000     172,224        7,316
                       1993      221,000     172,224        7,316

Customer lines         1995       22,469       9,576          254
                       1994       14,680       6,627          155
                       1993        8,440       4,082           46

Service revenues (1)   1995     $  3,019    $  1,255     $     37
  in thousands         1994     $  2,147    $    959     $     25
                       1993     $  1,288    $    603     $     13

Operating expenses (2) 1995     $  1,576    $    665     $     32
  in thousands         1994     $  1,171    $    664     $     31
                       1993     $    766    $    455     $     16

Net operating income   1995     $  1,443    $    590     $      5
  in thousands         1994     $    976    $    295     $     (6)
                       1993     $    522    $    148     $     (3)

Operating margin (3)   1995        47.8%       47.0%        13.5%
                       1994        45.5%       30.8%          --
                       1993        40.5%       24.5%          --

Penetration rate       1995        10.2%        5.6%         3.5%
                       1994         6.6%        3.8%         2.1%
                       1993         3.8%        2.4%         0.6%

Average monthly        1995     $  46.56    $  45.06     $  49.53
customer revenue (4)   1994     $  51.44    $  50.74     $  58.69
                       1993     $  53.62    $  51.62     $ 114.04

NOTES:

(1) Represents all service revenues net of out-bound roamer expenses and excludes equipment sales. The proportionate data for Omaha MSA and Iowa RSA summarized above reflects the Company's ownership levels in these markets.
(2) Operating expenses exclude depreciation, amortization, income tax and interest.
(3) Operating margin represents net operating income as a percent of service revenues.
(4) Represents service revenue divided by 3 in relation to average customer lines (beginning and end of quarter average).
(5) Financial activities of the Lincoln MSA are included in respective operating portion of the Company's Consolidated Statements of Earnings.
(6) The Company's share of the financial activities of the Omaha MSA is included in the non-operating income and expense portion of the Company's Consolidated Statements of Earnings.


                               -9-
(7) The Company's interest in Iowa RSA 1 was 11.8% in 1995 and 1994 and 11% in 1993. The Company uses the cost method of accounting for its interest in Iowa RSA 1.


(3) Income Taxes

Total income tax expense for the three-month period ended March 31, 1995 and 1994 was $5,836,000 and $3,018,000, respectively, and was comprised solely of income taxes on income from continuing operations. Income tax expense (benefit) attributable to income from continuing operations for the three-month periods ended March 31, 1995 and 1994 consists of:

                                     Three Months Ended March 31,
                                        1995             1994
                                    ------------     ------------
  Current
    U.S. Federal                    $ 4,776,000      $ 4,290,000
    State and local                   1,066,000          958,000
                                    ------------     ------------
                                      5,842,000        5,248,000
  Deferred
    U.S. Federal                        152,000       (1,682,000)
    State and local                     126,000         (283,000)
                                    ------------     ------------
                                        278,000       (1,965,000)
  Investment tax credits               (284,000)        (265,000)
                                    ------------     ------------
                                    $ 5,836,000      $ 3,018,000
                                    ============     ============

Income tax expense differed from the amounts computed by applying the U. S. Federal income tax rate of 35 percent to pretax income from continuing operations as stated in the following:

                                    Three Months Ended March 31,
                                       1995             1994
                                    ------------     ------------
  Computed "expected" tax
    expense                         $ 5,277,000      $ 2,798,000
  Increase (reduction) in
    income taxes resulting from:
    State and local taxes, net
       of Federal tax benefit           775,000          439,000
    Non-taxable interest income         (31,000)         (30,000)
    Amortization of regulatory
      deferred charges                  479,000          479,000
    Amortization of regulatory
      deferred liabilities             (448,000)        (473,000)
    Amortization of investment
      tax credits                      (284,000)        (265,000)
    Other, net                           68,000           70,000
                                    ------------     ------------
                                    $ 5,836,000      $ 3,018,000
                                    ============     ============




                               -10-
The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the three-month period ended March 31, 1995 and 1994 were the following:

                                    Three Months Ended March 31,
                                       1995             1994
                                    ------------     ------------

  Deferred tax expense (benefit)    $   247,000      $(1,971,000)
  Amortization of regulatory
    deferred charges                    479,000          479,000
  Amortization of regulatory
    deferred liabilities               (448,000)        (473,000)
                                    ------------     ------------

                                    $   278,000      $(1,965,000)
                                    ============     ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1995 and December 31, 1994 are presented below:

                                  March 31, 1995  December 31, 1994
                                  --------------  -----------------
  Deferred tax assets:
    Accumulated post-retirement
      benefit cost                  $16,940,000      $16,739,000
    Regulatory deferred credits       4,626,000        4,857,000
    Other                             2,376,000        2,537,000
                                    ------------     ------------
        Total gross deferred
         tax assets                  23,942,000       24,133,000
       Less valuation allowance               0                0
                                    ------------     ------------

       Net deferred tax assets      $23,942,000      $24,133,000
                                    ============     ============
 Deferred tax liabilities:
     Plant and equipment,
     principally due to
     depreciation differences       $38,599,000      $38,534,000
    Regulatory deferred charges       3,400,000        3,527,000
    Other                             2,732,000        2,614,000
                                    ------------     ------------
       Total gross deferred tax
         liabilities                 44,731,000       44,675,000
                                    ------------     ------------

       Net deferred tax
         liabilities                $20,789,000      $20,542,000
                                    ============     ============

As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and the Company's expected taxable income in future years, no valuation allowance for deferred tax assets as of December 31, 1994 and March 31, 1995 was necessary.



                               -11-
(4) Postretirement Benefits

In addition to the Company's defined benefit pension plan, the Company sponsors a health care plan (Plan) that provides postretirement medical and other benefits to employees who meet minimum age and service requirements upon retirement.

The following table presents the Plan's status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1994:

  Accumulated Postretirement Benefit Obligation:

    Retirees                                        $30,872,000
    Fully eligible active plan participants          11,994,000
    Other active plan participants                    7,622,000
                                                    ------------
                                                    $50,488,000

    Plan assets at fair market value                        --
    Unrecognized prior service cost                    (170,000)
    Unrecognized net loss                            (8,001,000)
                                                    ------------

    Accrued postretirement benefit cost
      recognized in the balance sheet               $42,317,000
                                                    ============

For purposes of measuring the benefit obligation, a discount rate of 8.0% and an 11.7% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1994 and 1993. This rate of increase was assumed to decrease gradually to 5.5% by the year 2004.

The Company has not designated any assets to fund Plan obligations. Net periodic postretirement benefit costs for the three-month periods ended March 31, 1995 and 1994 include the following components:

                                    Three Months Ended March 31,
                                       1995             1994
                                    ------------     ------------
  Service cost                      $    96,000      $   107,000
  Interest cost                         982,000          924,000
  Unrecognized prior service cost         3,000              --
  Amortization of
    unrecognized loss                    49,000           42,000
                                    ------------     ------------
  Net periodic postretirement
   benefit costs                    $ 1,130,000      $ 1,073,000
                                    ============     ============

For purposes of measuring the benefit cost, a discount rate of 8.0% and a 11.7% annual rate of increase in the health care cost trend rate was assumed for 1994, 9.5% and 12.0% for 1993. This rate of increase was assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported.


                               -12-
(5) Temporary Investments

Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company will apply the provisions of this accounting standard prospectively.

FAS No. 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to FAS No. 115, the Company has classified all of its investments as "available for sale" at March 31, 1995. This information is summarized as follows:

                                                                 Estimated
                              Amortized      Gross Unrealized      Market
                                Cost         Gains     Losses      Value
                              ---------      -----     ------    ---------

Equity Securities            $ 1,275,000     1,000    (61,000)    1,215,000
U.S. Government obligations      795,000       --     (70,000)      725,000
U.S. Government agency
  obligations                  9,388,000    94,000   (135,000)    9,347,000
Corporate debt securities     10,565,000    64,000   (426,000)   10,203,000
                             -----------   -------   ---------   ----------
                             $22,023,000   159,000   (692,000)   21,490,000
                             ===========   =======   =========   ==========

The net unrealized loss on investments available for sale is not reported separately as a component of stockholders' equity due to its insignificance to the consolidated balance sheet at March 31, 1995.

The amortized cost and estimated market value of debt securities at March 31, 1995, by contractual maturity, are shown in the following. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Estimated
                                                 Amortized        Market
                                                   Cost           Value
                                                 ---------      ---------

Due after three months through five years       $18,137,000    $17,980,000
Due after five years through ten years            2,611,000      2,294,000
                                                -----------    -----------

                                                $20,748,000    $20,274,000
                                                ===========    ============

The gross realized gains and losses on the sale of securities were insignificant to the consolidated financial statements for the quarter ended March 31, 1995. The Company does not invest in securities classified as held to maturity or traded securities.







                               -13-
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Total capital additions to telephone plant for 1995 are now projected to be $42,435,000. During the three-month period ended March 31, 1995 and 1994, cash provided by operating activities, less dividends paid, exceeded capital additions.

At March 31, 1995, the Company had consolidated short-term borrowings of $20,350,000. LT&T had short-term borrowings of $35,000,000 which were completed July 6, 1993 and were used to fund the call of long-term First Mortgage Bond Issues G, I and J. Short-term debt related to the LT&T borrowings was reduced to $14,000,000 by March 31, 1995. At that date, the Company had other short-term bank borrowings of $6,350,000. The Company anticipates utilizing a combination of short-term and long-term bank borrowings to fund the cash portion of the purchase price to be paid in connection with the merger of Nebraska Cellular Telephone Corporation
(NCTC) into a wholly-owned subsidiary of the Company. This transaction is expected to close in mid-second quarter of 1995. Amount to be financed is expected to be $60,000,000 to $70,000,000, depending on the amount of shares subject to a cash election by NCTC shareholders.

Results of Operations

Revenues
                                               First Quarter 1995
                                              Increase (Decrease)
                                                   Over First
                                                  Quarter 1994
                                              -------------------
Telephone Operating Revenues:

  Local network services                              8.9%
  Access services                                     3.3%
  Long distance services                              1.7%
  Directory advertising, billing
    and other services                                1.5%
  Other operating revenues                           (3.2)%
    Total telephone operating
      revenues                                        4.9%

Diversified Operations Revenues
  and Sales:

  Long distance services                              (.2%)
  Product sales                                       7.9%
  Other revenue                                       8.1%
    Total diversified operations
      revenues and sales                              2.4%

Intercompany revenues                                 3.9%

  Total operating revenues                            4.9%




                               -14-
All comparisons hereinafter made are of the first quarter for 1995 with the same period in 1994. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Local network services revenue increased $1,674,000 (8.9%). An important element is the growth in revenue from LT&T's cellular services. Cellular service revenue increased $762,000 (37.2%) for the three-month period. Cellular access lines grew 7,789 (53.1%) between March 31, 1994 and March 31, 1995. Basic local services revenue increased $578,000 (4.8%) led by growth in revenue from centrex and small business services for the three-month period. Residential and business telephone access lines in service grew 3.6% from March 31, 1994. Revenue from Custom Calling-CLASS services increased $86,000 (28.6%).

Access services revenue increased $419,000 (3.3%). Intrastate access services revenues significantly increased principally due to increased traffic.

Long distance services revenue increased a modest $59,000 (1.7%).

Other operating revenue decreased $117,000 (3.2%). Data communications services increased $189,000 (56.3%), CPE margin on sales decreased $112,000 (46.8%), private network/transport services decreased $238,000 (23.1%) and all other revenues increased $44,000 (2.2%).

Total revenues from diversified operations grew by $171,000 (2.4%), led by a growth of $173,000 (7.9%) from sales of telecommunications products and services by LinTel. Revenues and minutes of use from Lincoln Telephone Long Distance services remained steady as compared to the first quarter 1994.

Overall, total operating revenues for telephone operations and diversified operations increased $2,339,000 (4.9%) for the three-month period ended March 31, 1995 over the same period in 1994.

Operating Expenses
                                               First Quarter 1995
                                              Increase (Decrease)
                                                   Over First
                                                  Quarter 1994
                                              -------------------
Depreciation                                          .7%
Additional nonrecurring
  depreciation on cellular
  equipment                                       (100.0%)
Cost of goods and services                          (4.4%)
Other operating expenses                             5.5%
Taxes, other than payroll
  and income                                        (7.9%)
Intercompany expenses                                3.9%
    Total operating expenses                        (6.2%)

All comparisons hereinafter made are of the first quarter for 1995 with the same period in 1994. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.




                               -15-
Depreciation expense increased just slightly as the new depreciation rates for telephone plant, authorized by the Nebraska Public Service Commission have been in effect for a full year.

Cost of goods and services decreased $200,000 (4.4%) resulting primarily from Lincoln Telephone Long Distance's reduced costs of providing long distance services.

Taxes, other than payroll and income, decreased $75,000 (7.9%).

Overall, total operating expenses decreased $2,321,000 (6.2%) for the three-month period ended March 31, 1995, over the same period in 1994.

Non-Operating Income (Expense)

                                               First Quarter 1995
                                              Increase (Decrease)
                                                   Over First
                                                  Quarter 1994
                                              -------------------
Income from interest and
  other investments                                  25.2%
Charge for additional nonrecurring
  depreciation on cellular equipment
  in limited partnership                           (100.0%)
Interest expense and other
  deductions                                          3.0%
    Net non-operating expense                       (90.5%)

Income from interest and other investments increased $291,000 (25.2%).
The increase is attributable to a combination of factors; 1) LT&T's income from interest and other investments increased $55,000 (13.5%) over the first three months of 1994 as a result of changing from the cash method to the accrual method for interest in the third quarter of 1994; 2) the Company's interest income from Omaha Cellular General Partnership increased $110,000 to $1,006,000 in the first three months of the year; and 3) the Company's income from Anixter-Lincoln increased $146,000 (186.3%) over the first three months of 1994.

Interest expense and other deductions increased $50,000 (3.0%) for the first quarter generally attributable to small increases in interest rates on short-term borrowings.

Income Taxes

Income taxes increased $2,818,000 (93.4%) for the three-month period. The increase is attributable to increased revenues over the first quarter 1994, and decreased expenses, specifically the 1994 additional non-recurring depreciation on cellular equipment.










                               -16-
                    PART II - OTHER INFORMATION



Item 1-4  -  Not applicable

Item 5    -  Purchase of Common Stock

             On April 24, 1991 the Board of Directors of the Company authorized the Company to purchase up to 600,000 shares of its common stock from time to time as market conditions warrant. As of March 31, 1995, 289,376 shares have been purchased. No shares were purchased in the first quarter of 1995. These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

             Acquisition

             On March 21, 1995, the Company, Capital Acquisition Corporation, a Nebraska corporation and wholly-owned subsidiary of the Company (Subsidiary) and Nebraska Cellular Telephone Corporation, a Nebraska corporation (NCTC) entered into an Agreement and Plan of Reorganization (the Merger Agreement) pursuant to which NCTC will merge with and into the Subsidiary and thereby the Company will acquire the approximately 84% of NCTC Common Stock not currently owned by the Company (the Merger). Immediately following the Merger, Subsidiary will change its name to "Nebraska Cellular Telephone Corporation". NCTC provides cellular service outside the Lincoln and Omaha metropolitan areas in Nebraska. Its network serves cellular users with transparent interconnection along the Interstate 80 corridor and other major highway systems across Nebraska.

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

             On May 2, 1995 the transaction was approved by the shareholders of NCTC. Closing of the transaction remains subject to the approval of the Federal Communications Commission and the expiration of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as certain other conditions set forth in the Merger Agreement. NCTC may terminate the Merger Agreement if the average of the last

                                      -17-
Item 5 - reported sales price per share of Company Common Stock as (continued) reported on the NASDAQ National Market for the twenty (20)
             consecutive trading days immediately preceding the fifth business day prior to the closing of the Merger is less than $13.75 per share.

             Labor Contracts

             Three-year agreements between LT&T and the Communications Workers of America (CWA) will expire on October 14, 1995. Similarly, a three-year agreement between LinTel and the CWA will expire on May 19, 1995. Each contract concerns wages and general working conditions.

Item 6    -  a)  See Exhibit Index.

             b) During the quarter ended March 31, 1995 the Registrant did not file a Form 8-K to report materially important events, as described in said Form, occurring during such period.







































                               -18-
                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Lincoln Telecommunications Company
                            ----------------------------------
                                       (Registrant)





         May 11, 1995              /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





         May 11, 1995            /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer






____________________________
 *See General Instruction G
**Print name and title of the signing officer under his signature.


















                               -19-
                                                                Form 10-Q
                            Exhibit Index


Exhibit                 Title                                     Page No.

  2     Agreement and Plan of Reorganization, dated as of
        March 21, 1995 by and among the Company, Capital
        Acquisition Corp., a Nebraska corporation and a
        wholly-owned subsidiary of the Company and Nebraska
        Cellular Telephone Corporation, a Nebraska corporation.
        (Incorporated for reference to the Company's Annual
        Report on Form 10-K for the year ended December 31, 1994)     *

 27     Financial Data Schedule



*Incorporated by reference.







































                               -20-