Form 10-Q
period 1995-06-30
LINCOLN TELECOMMUNICATIONS CO
filed 1995-08-11
CIK 320446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                   ----------------------------------------

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---              THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1995

                                   OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
    ---           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                       Commission File No.   0-10516
                   ---------------------------------------
                    Lincoln Telecommunications Company
            (Exact name of registrant as specified in its charter)

              Nebraska                                47-0632436
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

    1440 M Street, Lincoln, Nebraska                      68508

(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  402-436-5289

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                                -----           -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.


       Class of Common Stock                Outstanding at June 30, 1995
           $.25 par Value                            32,326,647











                     PART I - FINANCIAL INFORMATION
            LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

The following consolidated financial statements of Lincoln Telecommunications Company and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.
Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the 1994 Annual Report on Form 10-K and in this year's prior Quarterly Report on Form 10-Q, which are incorporated by reference.






































Item 1 - Financial Statements

              LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                               June 30, 1995   Dec. 31, 1994
                                                (Unaudited)      (Audited)
                                                   (Dollars in Thousands)
ASSETS

Current assets                                    $  68,131       $  79,957

Property and equipment less accumulated
 depreciation and amortization                      247,221         241,770

Investments and other assets                         55,065          52,578

Deferred charges                                     20,896          18,879
                                                  ---------       ---------
     Total assets                                 $ 391,313       $ 393,184
                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Notes payable to banks                            16,100          23,000

   Accounts payable and accrued liabilities          33,934          39,324
                                                  ---------       ---------
     Total current liabilities                       50,034          62,324
                                                  ---------       ---------
Deferred credits and other long-term liabilities     86,642          85,926
                                                  ---------       ---------
Long-term debt                                       44,000          44,000
                                                  ---------       ---------
Preferred stock, 5%, redeemable                       4,499           4,499
                                                  ---------       ---------
Stockholders' equity                                206,138         196,435
                                                  ---------       ---------

     Total liabilities and stockholders' equity   $ 391,313       $ 393,184
                                                  =========       =========














                    LINCOLN TELECOMMUNICATIONS COMPANY
                    CONSOLIDATED STATEMENT OF EARNINGS
                                (UNAUDITED)

                                    Three Months Ended  Six Months Ended
                                    June 30,  June 30,  June 30,  June 30,
                                      1995      1994      1995      1994
                                 (Dollars in Thousands Except Per Share Data)
Telephone operating revenues:
   Local network services           $20,865   $19,187   $41,245   $37,893
   Access services                   12,866    12,540    26,063    25,318
   Long distance services             3,729     3,595     7,320     7,127
   Directory advertising, billing
    and other services                4,274     4,222     8,464     8,351
   Other operating revenues           3,517     3,651     7,027     7,278
                                    -------   -------   -------   -------
      Total telephone operating
       revenues                      45,251    43,195    90,119    85,967
                                    -------   -------   -------   -------
Diversified operations revenues
 and sales:
   Long distance services             4,393     4,642     9,166     9,424
   Product sales                      3,342     2,593     5,717     4,795
   Other revenues                        94        86       187       172
                                    -------   -------   -------   -------
      Total diversified operations
       revenues and sales             7,829     7,321    15,070    14,391
                                    -------   -------   -------   -------
Intercompany revenues                (1,769)   (1,843)   (3,526)   (3,672)
                                    -------   -------   -------   -------
      Total operating revenues       51,311    48,673   101,663    96,686
                                    -------   -------   -------   -------
Operating expenses:
   Depreciation                       8,275     7,982    16,293    15,940
   Additional non-recurring depreci-
    ation on cellular equipment        --         --        --      3,398
   Cost of goods and services         4,808     4,544     9,138     9,074
   Other operating expenses          23,021    21,962    46,578    44,298
   Taxes, other than payroll
    and income                          832       898     1,706     1,848
   Intercompany expenses             (1,769)   (1,843)   (3,526)   (3,672)
                                    -------   -------   -------   -------
      Total operating expenses       35,167    33,543    70,189    70,886
                                    -------   -------   -------   -------
      Operating income               16,144    15,130    31,474    25,800
                                    -------   -------   -------   -------
Non-operating income and expense:
   Income from interest and other
    investments                       1,727     1,203     3,172     2,357


(Continued on following page)



                    LINCOLN TELECOMMUNICATIONS COMPANY
                CONSOLIDATED STATEMENT OF EARNINGS (Cont'd)
                                (UNAUDITED)


                                    Three Months Ended  Six Months Ended
                                    June 30,  June 30,  June 30,  June 30,
                                      1995      1994      1995      1994
                                 (Dollars in Thousands Except Per Share Data)

   Charge for additional non-
    recurring depreciation on
    cellular equipment in limited
    partnership                         --        --        --      2,179
   Interest expense and other
    deductions                        1,584     1,684     3,283     3,333
                                    -------   -------   -------   -------
      Net non-operating expense        (143)      481       111     3,155
                                    -------   -------   -------   -------
      Income before income taxes     16,287    14,649    31,363    22,645

Income taxes                          6,312     5,683    12,148     8,701
                                    -------   -------   -------   -------
      Net income                      9,975     8,966    19,215    13,944
Preferred dividends                      56        56       112       112
                                    -------   -------   -------   -------
      Earnings available
       for common shares              9,919     8,910    19,103    13,832
                                    =======   =======   =======   =======
Earnings per common share               .31       .28       .59       .43
                                    =======   =======   =======   =======

Weighted average common shares
 outstanding (in thousands)          32,337    32,354    32,354    32,464

Dividends declared per common share     .14       .13       .28       .26




















                     LINCOLN TELECOMMUNICATIONS COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                       Six Months Ended
                                                 June 30, 1995  June 30, 1994
                                                     (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                      $ 19,215       $ 13,944
                                                   --------       --------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                  16,380         19,353
      Net change in investments and other assets     (1,178)         1,835
      Deferred income taxes                             236         (1,962)
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                 (2,890)        (6,694)
         Materials, supplies and other assets        (2,343)          (274)
         Accounts payable and accrued expenses       (4,183)         2,698
         Other Liabilities                             (724)         2,029
                                                   --------       --------
               Total adjustments                      5,298         16,985
                                                   --------       --------
               Net cash provided by operating
                activities                           24,513         30,929
                                                   --------       --------
Cash flows from investing activities:
   Expenditures for property and equipment          (22,039)       (12,282)
   Net salvage on retirements                           296            547
                                                   --------       --------
               Net capital additions                (21,743)       (11,735)
                                                   --------       --------
   Proceeds from sale of investments and other
    assets                                               --             27
   Purchases of investments and other assets         (1,382)        (1,242)
   Purchases of temporary investments                  (363)       (12,444)
   Maturities and sales of temporary investments     11,450         16,920
                                                   --------       --------
               Net cash used for investing
                activities                          (12,038)        (8,474)
                                                   --------       --------
Cash flows from financing activities:
   Dividends to stockholders                         (9,175)        (8,556)
   Proceeds from issuance of notes payable            1,350          1,800
   Retirement of notes payable                       (8,250)       (11,600)
   Net purchases and sales of treasury stock           (341)        (3,803)
                                                   --------       --------
               Net cash used in financing
                activities                          (16,416)       (22,159)
                                                   --------       --------


(Continued on following page)



                     LINCOLN TELECOMMUNICATIONS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                 (UNAUDITED)

                                                      Six Months Ended
                                                 June 30, 1995  June 30, 1994
                                                    (Dollars in Thousands)

Net increase(decrease) in cash and
 cash equivalents                                    (3,941)           296
Cash and cash equivalents at beginning of year       22,038         15,341
                                                   --------       --------

Cash and cash equivalents at end
 of quarter                                        $ 18,097       $ 15,637
                                                   ========       ========

Supplemental disclosures of cash flow information:

      Interest paid                                $  2,883       $  2,849
                                                   ========       ========
      Taxes paid                                   $ 13,720       $  9,762
                                                   ========       ========


































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

The Company's telephone operations follow accounting for regulated enterprises prescribed by statement of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation. The effect of FAS No. 71 results in regulatory assets of approximately $12,310,000 and $14,224,000 at June 30, 1995 and 1994, respectively, and regulatory liabilities of approximately $9,950,000 and $11,791,000 at June 30, 1995 and 1994, respectively.

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by FAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Under FAS No. 71, the Company records certain assets and liabilities because of the actions of regulators. Amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. In the event the Company determines that it no longer meets the criteria for following FAS No. 71, the accounting impact to the Company would be a one-time non-cash charge to operations of an amount which would be material to the consolidated financial statements. Criteria that give rise to the discontinuance of FAS No. 71 include increasing competition, which restricts the Company's ability to establish prices to recover specific



                                -7-
costs, possible obsolescence driven by accelerating technology, and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure that continuing application of FAS No. 71 is appropriate.

Earnings Per Share

Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during the periods presented herein. The weighted average shares used in the calculation were 32,354,287 for the six-month period ended June 30, 1995 and 32,464,212 for the same period in 1994.

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

The implementation of these system upgrades caused the early retirement of certain existing analog equipment prior to the expiration of its anticipated useful life. As a result, in the first quarter 1994, the Company wrote down the value of these assets in Lincoln Telephone Cellular by approximately $3,398,000. During the fourth quarter 1994, the Company recognized an additional charge of approximately $363,000 after evaluating updated information related to this analog equipment. The aggregate after-tax impact of these non-recurring non-cash charges to earnings was $2,267,000. In March 1994, the Company's share of a similar charge for FCO was $2,179,000, producing an after-tax impact of $1,314,000. The non-recurring non-cash reduction of 1994 earnings is approximately $3,581,000 or $.11 per share.

Set forth in the following table is certain financial and operating data regarding the cellular operations of the Company.













                                -8-
                Operating Characteristics of Cellular Properties
                         Proportionate Data - Unaudited

                      Second      Lincoln     Omaha
                      Quarter     MSA (5)     MSA (6)    Iowa RSA (7)
Ownership                         100.0%      27.6%         11.8%

POPS                   1995      221,000     172,224        7,316
                       1994      221,000     172,224        7,316
                       1993      221,000     172,224        6,820

Customer lines         1995       24,556      10,308          268
                       1994       16,263       7,352          176
                       1993        9,546       4,604           72

Service revenues (1)   1995     $  3,351    $  1,464     $     43
  in thousands         1994     $  2,413    $  1,147     $     30
                       1993     $  1,535    $    763     $     19

Operating expenses (2) 1995     $  2,282    $    924     $     37
  in thousands         1994     $  1,327    $    748     $     26
                       1993     $  1,025    $    493     $     19

Net operating income   1995     $  1,069    $    540     $      6
  in thousands         1994     $  1,086    $    399     $      4
                       1993     $    510    $    270     $      0

Operating margin (3)   1995        31.9%       36.9%        14.0%
                       1994        45.0%       34.8%        13.3%
                       1993        33.2%       35.4%          --

Penetration rate       1995        11.1%        6.0%         3.7%
                       1994         7.4%        4.3%         2.4%
                       1993         4.3%        2.7%         1.1%

Average monthly        1995     $  47.51    $  49.08     $  54.92
customer revenue (4)   1994     $  51.99    $  54.70     $  60.42
                       1993     $  56.90    $  58.56     $ 107.34

NOTES:

(1) Represents all service revenues net of out-bound roamer expenses and excludes equipment sales. The proportionate data for Omaha MSA and Iowa RSA summarized above reflects the Company's ownership levels in these markets.
(2) Operating expenses exclude depreciation, amortization, income tax and interest.
(3) Operating margin represents net operating income as a percent of service revenues.
(4) Represents service revenue divided by 3 in relation to average customer lines (beginning and end of quarter average).
(5) Financial activities of the Lincoln MSA are included in respective operating portions of the Company's Consolidated Statements of Earnings.





                                -9-
 (6) The Company's share of the financial activities of the Omaha MSA is included in the non-operating income and expense portions of the Company's Consolidated Statements of Earnings.
 (7) The Company's interest in Iowa RSA 1 was 11.8% in 1995 and 1994 and 11% in 1993. The Company uses the cost method of accounting for its interest in Iowa RSA 1.

(3) Operator Services Force Reduction

On July 17, 1995, LT&T announced its decision to significantly reduce Operator Service employees by the beginning of 1996. Local directory assistance work will be outsourced and the AT&T contract that provides interLATA operator services will be terminated. Approximately 50 of the now 140 employees in Operator Services will remain to handle the company's long distance operator service needs. This work force reduction eliminates the need for major capital expenditures for operator services equipment, avoids projected revenue losses in the long distance operator services unit, and will save $3.5 million in salaries and benefits over the next five years. Retirement and separation incentives are being offered to the affected employees.

(4) Income Taxes

Total income tax expense for the three- and six-month periods ended June 30, 1995 and 1994 was $6,312,000 and $5,683,000; and $12,148,000 and
$8,701,000, respectively, and was comprised solely of income taxes on income from continuing operations. Income tax expense (benefit) attributable to income from continuing operations for the six-month periods ended June 30, 1995 and 1994 consists of:

                                      Six Months Ended June 30,
                                        1995             1994
                                    ------------     ------------
  Current
    U.S. Federal                    $10,149,000      $ 9,151,000
    State and local                   2,269,000        2,030,000
                                    ------------     ------------
                                     12,418,000       11,181,000
  Deferred
    U.S. Federal                         95,000       (1,765,000)
    State and local                     203,000         (185,000)
                                    ------------     ------------
                                        298,000       (1,950,000)
  Investment tax credits               (568,000)        (530,000)
                                    ------------     ------------
                                    $12,148,000      $ 8,701,000
                                    ============     ============

Income tax expense differed from the amounts computed by applying the U. S. Federal income tax rate of 35 percent to pretax income from continuing operations as stated in the following:








                               -10-
                                     Six Months Ended June 30,
                                       1995             1994
                                    ------------     ------------
  Computed "expected" tax
    expense                         $10,977,000      $ 7,926,000
  Increase (reduction) in
    income taxes resulting from:
    State and local taxes, net
      of Federal tax benefit          1,606,000        1,199,000
    Non-taxable interest income         (61,000)         (46,000)
    Amortization of regulatory
      deferred charges                  957,000          957,000
    Amortization of regulatory
      deferred liabilities             (895,000)        (945,000)
    Amortization of investment
      tax credits                      (568,000)        (530,000)
    Other, net                          132,000          140,000
                                    ------------     ------------
                                    $12,148,000      $ 8,701,000
                                    ============     ============

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the six-month periods ended June 30, 1995 and 1994 were the following:

                                     Six Months Ended June 30,
                                       1995             1994
                                    ------------     ------------
  Deferred tax expense (benefit)    $   236,000      $(1,962,000)
  Amortization of regulatory
    deferred charges                    957,000          957,000
  Amortization of regulatory
    deferred liabilities               (895,000)        (945,000)
                                    ------------     ------------
                                    $   298,000      $(1,950,000)
                                    ============     ============























                               -11-
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1995 and December 31, 1994 are presented below:

                                   June 30, 1995  December 31, 1994
                                   -------------  -----------------
  Deferred tax assets:
    Accumulated post-retirement
      benefit cost                  $17,134,000      $16,739,000
    Regulatory deferred credits       4,394,000        4,857,000
    Other                             2,369,000        2,537,000
                                    ------------     ------------
        Total gross deferred
         tax assets                  23,897,000       24,133,000
       Less valuation allowance               0                0
                                    ------------     ------------
       Net deferred tax assets      $23,897,000      $24,133,000
                                    ============     ============

Deferred tax liabilities:
     Plant and equipment,
       principally due to
       depreciation differences     $38,526,000      $38,534,000
    Regulatory deferred charges       3,272,000        3,527,000
    Other                             2,877,000        2,614,000
                                    ------------     ------------
       Total gross deferred tax
         liabilities                 44,675,000       44,675,000
                                    ------------     ------------

       Net deferred tax
         liabilities                $20,778,000      $20,542,000
                                    ============     ============

As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and the Company's expected taxable income in future years, no valuation allowance for deferred tax assets as of December 31, 1994 and June 30, 1995 was necessary.

(5) Postretirement Benefits

In addition to the Company's defined benefit pension plan, the Company sponsors a health care plan (Plan) that provides postretirement medical and other benefits to employees who meet minimum age and service requirements upon retirement.














                               -12-
The following table presents the Plan's status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1994:

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
                                                    ============

For purposes of measuring the benefit obligation, a discount rate of 8.0% and an 11.7% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1994. The projected rates for 1995 are 8.0% and 11.8%, respectively. This rate of increase was assumed to decrease gradually to 5.5% by the year 2004.

The Company has not designated any assets to fund Plan obligations. Net periodic postretirement benefit costs for the six-month periods ended June 30, 1995 and 1994 include the following components:

                                     Six Months Ended June 30,
                                       1995             1994
                                    ------------     ------------
  Service cost                      $   193,000      $   214,000
  Interest cost                       1,964,000        1,848,000
  Unrecognized prior service cost         5,000              --
  Amortization of
    unrecognized loss                    98,000           84,000
                                    ------------     ------------
  Net periodic postretirement
   benefit costs                    $ 2,260,000      $ 2,146,000
                                    ============     ============

For purposes of measuring the benefit cost, a discount rate of 8.0% and an 11.8% annual rate of increase in the health care cost trend rate was assumed for 1995, 8.0% and 11.7% for 1994. This rate of increase was assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported.

(6) Temporary Investments

Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company will apply the provisions of this accounting standard prospectively.



                               -13-
FAS No. 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to FAS No. 115, the Company has classified all of its investments as "available for sale" at June 30, 1995. This information is summarized as follows:

                                                                 Estimated
                              Amortized      Gross Unrealized      Market
                                Cost         Gains     Losses      Value
                              ---------      -----     ------    ---------

Equity Securities            $ 1,156,000    24,000    (48,000)    1,132,000
U.S. Government obligations      796,000       --     (30,000)      766,000
U.S. Government agency
  obligations                  6,486,000   108,000   (129,000)    6,465,000
Corporate debt securities      5,259,000    73,000   (279,000)    5,053,000
                             -----------   -------   ---------   ----------
                             $13,697,000   205,000   (486,000)   13,416,000
                             ===========   =======   =========   ==========

The net unrealized loss on investments available for sale is not reported separately as a component of stockholders' equity due to its insignificance to the consolidated balance sheet at June 30, 1995.

The amortized cost and estimated market value of debt securities at June 30, 1995, by contractual maturity, are shown in the following. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Estimated
                                                 Amortized        Market
                                                   Cost           Value
                                                 ---------      ---------

Due after three months through five years       $10,290,000    $10,185,000
Due after five years through ten years            2,251,000      2,100,000
                                                -----------    -----------

                                                $12,541,000    $12,285,000
                                                ===========    ============

The gross realized gains and losses on the sale of securities were insignificant to the consolidated financial statements for the six months ended June 30, 1995. The Company does not invest in securities classified as held to maturity or traded securities.














                               -14-
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Total capital additions to telephone facilities for 1995 are now projected to be $42,435,000. During the three- and six-month periods ended June 30, 1995, capital additions exceeded cash provided by operating activities, less dividends paid. Short-term borrowings and temporary investments are used to fund the additions in excess of cash provided by operating activities. These capital additions included $11,005,000 of the cost of the new cellular telephone system purchased by Lincoln Telephone Cellular and put in operation in April 1995.

At June 30, 1995, the Company had consolidated short-term borrowings of $16,100,000. LT&T previously had short-term borrowings of $35,000,000 which were completed July 6, 1993 and were used to fund the call of long-term First Mortgage Bond Issues G, I and J. Short-term debt related to the LT&T borrowings was reduced to $12,000,000 by June 30, 1995. At that date, the Company had other short-term bank borrowings of $4,100,000. The Company utilized short-term bank credit facilities to fund the cash portion of the purchase price paid in connection with the merger of Nebraska Cellular Telephone Corporation (NCTC) into a wholly-owned subsidiary of the Company. The transaction was completed on July 13, 1995. Cash amounting to approximately $61,600,000 (including $60,000,000 borrowed under the short-term facilities referred to above) was paid to NCTC shareholders as a result of the transaction.

Results of Operations

Revenues
                                  Second Quarter 1995     Six Months 1995
                                  Increase (Decrease)   Increase (Decrease)
                                      Over Second            Over Six
                                      Quarter 1994          Months 1994
                                  -------------------   -------------------
Telephone Operating Revenues:

  Local network services                 8.7%                 8.8%
  Access services                        2.6%                 2.9%
  Long distance services                 3.7%                 2.7%
  Directory advertising, billing
    and other services                   1.2%                 1.4%
  Other operating revenue               (3.7%)               (3.4%)
    Total telephone operating
      revenues                           4.8%                 4.8%

Diversified Operations Revenues and Sales:

  Long distance services                (5.4%)               (2.7%)
  Product sales                         28.9%                19.2%
  Other revenue                          9.3%                 8.7%
    Total diversified operations
      revenues and sales                 6.9%                 4.7%

Intercompany revenues                    4.0%                 4.0%
  Total operating revenues               5.4%                 5.1%


                               -15-
All comparisons hereinafter made are of the second quarter and six-month periods for 1995 with the same periods in 1994. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Local network services revenue increased $1,678,000 (8.7%) and $3,352,000 (8.8%), respectively. An important element is the growth in revenue from LT&T's cellular services. Cellular service revenue increased $872,000 (38.9%) and $1,634,000 (38.1%) for the three- and six-month periods. Cellular access lines grew 6,239 (38.4%) between June 30, 1994 and June 30, 1995. Basic local services revenue increased $584,000 (4.8%) and $1,162,000 (4.8%) led by growth in revenue from residence and small business services for the three- and six-month periods. Residential and business telephone access lines in service grew 4.6% from June 30, 1994. Revenue from Custom Calling-CLASS services increased $86,000 (30.4%) and $172,000 (29.6%), respectively.

Access services revenue increased $326,000 (2.6%) and $745,000 (2.9%), respectively. Intrastate access services revenues significantly increased principally due to increased traffic, while interstate access service revenues remained constant.

Other operating revenue decreased $134,000 (3.7%) and $251,000 (3.4%), respectively. Data communications services increased $356,000 (59.2%) and $548,000 (44.6%), CPE margin on sales decreased $161,000 (62.7%) and $273,000 (54.8%), private network/transport services decreased $224,000 (35.4%)and $458,000 (21.4%) and all other revenues increased $90,000 (4.4%)
and $136,000 (3.3%) for the second quarter and six-month periods.

Total revenues from diversified operations grew by $508,000 (6.9%) and $679,000 (4.7%), respectively, led by a growth of $749,000 (28.9%) and
$922,000 (19.2%) from sales of telecommunications products and services by LinTel. Revenues from Lincoln Telephone Long Distance services declined as compared to the second quarter and first six months of 1994, while minutes of use remained constant.

Overall, total operating revenues for telephone operations and diversified operations increased $2,638,000 (5.4%) and $4,977,000 (5.1%) for the three- and six-month periods ended June 30, 1995 over the same periods in 1994.

Operating Expenses

                                  Second Quarter 1995     Six Months 1995
                                  Increase (Decrease)   Increase (Decrease)
                                      Over Second            Over Six
                                      Quarter 1994          Months 1994
                                  -------------------   -------------------

Depreciation                             3.7%                 2.2%
Additional nonrecurring
  depreciation on cellular
  equipment                               --               (100.0%)
Cost of goods and services               5.8%                  .7%
Other operating expenses                 4.8%                 5.1%
Taxes, other than payroll
  and income                            (7.3%)               (7.7%)
Intercompany expenses                    4.0%                 4.0%
    Total operating expenses             4.8%                (1.0%)

                               -16-
All comparisons hereinafter made are of the second quarter and six-month periods for 1995 with the same periods in 1994. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Cost of goods and services increased $264,000 (5.8%) during the second quarter, resulting primarily from LinTel Systems' increase in sales of telecommunications products and services.

Other operating expenses increased by $1,059,000 (4.8%) and $2,280,000 (5.1%), respectively. Expenses related to cellular services and product advertising led these increases.

Taxes, other than payroll and income, decreased $66,000 (7.3%) and $142,000 (7.7%), respectively.

Overall, total operating expenses increased $1,624,000 (4.8%) for the three-month period ended June 30, 1995, over the same period in 1994, and decreased $697,000 (1.0%) for the six-month period.

Non-Operating Income (Expense)
                                  Second Quarter 1995     Six Months 1995
                                  Increase (Decrease)   Increase (Decrease)
                                      Over Second            Over Six
                                      Quarter 1994          Months 1994
                                  -------------------   -------------------

Income from interest and
  other investments                     43.6%                34.6%
Charge for additional nonrecurring
  depreciation on cellular equipment
  in limited partnership                  --               (100.0%)
Interest expense and other
  deductions                            (5.9%)               (1.5%)
    Net non-operating expense         (129.7%)              (96.5%)

Income from interest and other investments increased $524,000 (43.6%) and $815,000 (34.6%), respectively. The increase is attributable to two factors; 1) the Company's interest income from Omaha Cellular General Partnership increased $220,000 to $2,012,000 in the first six months of the year; and 2) the Company's net of tax income from Anixter-Lincoln increased $331,000 (357.7%) over the first six months of 1994.

Income Taxes

Income taxes increased $1,638,000 (11.2%) and $8,718,000 (38.5%) for the three- and six-month periods. The increase is attributable to increased revenues over the second quarter and first six months of 1994, and decreased expenses, including the 1994 additional non-recurring depreciation on cellular equipment.









                               -17-
                    PART II - OTHER INFORMATION


Item 1-4  -  Not applicable

Item 5    -  Purchase of Common Stock

             On April 24, 1991 the Board of Directors of the Company authorized the Company to purchase up to 600,000 shares of its common stock from time to time as market conditions warrant. As of June 30, 1995, 289,376 shares have been purchased. No shares were purchased during the first six months of 1995. These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the Employee and Stockholder Dividend reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

             Acquisition

             On July 13, 1995, the Company completed the acquisition of all of the issued and outstanding common stock of Nebraska Cellular Telephone Corporation, a Nebraska corporation ("NCTC"). NCTC provides cellular service outside the Lincoln and Omaha metropolitan areas in Nebraska. Its network serves cellular users with transparent interconnection along the Interstate 80 corridor and other major highway systems across Nebraska. Prior to the acquisition, the Company owned approximately 16% of NCTC's outstanding common stock. As consideration for the remaining 84%, the Company issued to the shareholders of NCTC an aggregate of 4,267,146 shares of Company Common Stock and paid approximately $61.6 million in cash. NCTC will operate as a wholly-owned subsidiary of the Company.

             Labor Agreements

             Three-year agreements between LT&T and the Communications Workers of America (CWA) will expire on October 14, 1995. A three-year agreement between LinTel and the CWA expired on May 19, 1995, and a new three-year agreement was reached and became effective on May 20, 1995. The agreements concern wages and general working conditions.

Item 6    -  a)  See Exhibit Index.

             b) During the quarter ended June 30, 1995 the Registrant did not file a Form 8-K to report materially important events, as described in said Form, occurring during such period.






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


                            Lincoln Telecommunications Company
                            ----------------------------------
                                       (Registrant)





        August 14, 1995            /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





        August 14, 1995          /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer






____________________________
 *See General Instruction G
**Print name and title of the signing officer under his signature.


















                               -19-

                                                                Form 10-Q
                            Exhibit Index


Exhibit                 Title                                     Page No.

  2     Agreement and Plan of Reorganization, dated as of
        March 21, 1995, and completed July 13, 1995, by and
        among the Company, Capital Acquisition Corp., a
        Nebraska corporation and a wholly-owned subsidiary
        of the Company and Nebraska Cellular Telephone
        Corporation, a Nebraska corporation.  (Incorporated
        by reference to the Company's Annual Report on
        Form 10-K for the year ended December 31, 1994, and
        to the Company's Form 8-K, dated July 27, 1995.)             *

 27     Financial Data Schedule



*Incorporated by reference.



































                               -20-