Form 10-Q
period 1995-09-30
LINCOLN TELECOMMUNICATIONS CO
filed 1995-11-14
CIK 320446

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                   ----------------------------------------

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---              THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1995

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

                           Yes    X        No
                                -----           -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.


       Class of Common Stock              Outstanding at September 30, 1995
           $.25 par Value                           36,605,299











                     PART I - FINANCIAL INFORMATION
            LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

The following consolidated financial statements of Lincoln Telecommunications Company and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.
Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the 1994 Annual Report on Form 10-K and in this year's prior Quarterly Reports on Form 10-Q, which are incorporated by reference.





































Item 1 - Financial Statements

             LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                              Sep. 30, 1995   Dec. 31, 1994
                                               (Unaudited)      (Audited)
                                                  (Dollars in Thousands)
ASSETS
Current assets                                    $  78,087       $  79,957

Property and equipment less accumulated
 depreciation and amortization                      273,460         241,770

Investments and other assets                        178,178          52,578

Deferred charges                                     19,459          18,879
                                                  ---------       ---------
     Total assets                                 $ 549,184       $ 393,184
                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Notes payable to banks                            60,624          23,000

   Accounts payable and accrued liabilities          40,542          39,324
                                                  ---------       ---------
     Total current liabilities                      101,166          62,324

Deferred credits and other long-term liabilities     86,712          85,926

Long-term debt                                       74,000          44,000

Preferred stock, 5%, redeemable                       4,499           4,499

Stockholders' equity                                282,807         196,435
                                                  ---------       ---------
     Total liabilities and stockholders' equity   $ 549,184       $ 393,184
                                                  =========       =========













                    LINCOLN TELECOMMUNICATIONS COMPANY
                    CONSOLIDATED STATEMENT OF EARNINGS
                                (UNAUDITED)

                                         Three Months Ended  Nine Months Ended
                                         Sep. 30,  Sep. 30,  Sep. 30,  Sep. 30,
                                           1995      1994      1995      1994
                                     (Dollars in Thousands Except Per Share Data)
Telephone operating revenues:*
   Local network services                $17,905   $17,022   $52,853   $50,209
   Access services                        14,073    12,593    40,136    37,911
   Long distance services                  7,485     8,137    23,275    24,184
   Other wireline communications
    services                               6,022     6,315    17,929    18,286
                                         -------   -------   -------   -------
      Total telephone operating
       revenues                           45,485    44,067   134,193   130,590

Wireless communications revenues          13,632     3,025    20,626     8,235
Telephone equipment sales and
 services                                  4,794     4,722    14,392    13,260
Intercompany revenues                     (1,730)   (2,078)   (5,256)   (5,750)
                                         -------   -------   -------   -------
      Total operating revenues            62,181    49,736   163,955   146,335
                                         -------   -------   -------   -------
Operating expenses:
   Depreciation and amortization          10,442     7,987    26,881    24,002
   Additional non-recurring depreci-
    ation on cellular equipment**           --         --        --      3,398
   Other operating expenses               31,607    26,898    87,287    80,108
   Restructuring charge                    1,552       --      1,552       --
   Taxes, other than payroll
    and income                               857       927     2,563     2,775
   Intercompany expenses                  (1,730)   (2,078)   (5,256)   (5,750)
                                         -------   -------   -------   -------
      Total operating expenses            42,728    33,734   113,027   104,533
                                         -------   -------   -------   -------
      Operating income                    19,453    16,002    50,928    41,802
                                         -------   -------   -------   -------
Non-operating income and expense:
   Income from interest and other
    investments                            1,819     1,433     4,991     3,790
Charge for additional non-recurring
    depreciation on cellular equipment
    in limited partnership**                 --        --        --      2,179
   Interest expense and other
    deductions                             2,698     1,649     5,981     4,982
                                         -------   -------   -------   -------


(Continued on following page)





                                -3-
                    LINCOLN TELECOMMUNICATIONS COMPANY
                CONSOLIDATED STATEMENT OF EARNINGS (Cont'd)
                                (UNAUDITED)

                                         Three Months Ended  Nine Months Ended
                                         Sep. 30,  Sep. 30,  Sep. 30,  Sep. 30,
                                           1995      1994      1995      1994
                                      (Dollars in Thousands Except Per Share Data)

Net non-operating expense                    879       216       990     3,371
                                         -------   -------   -------   -------
      Income before income taxes          18,574    15,786    49,938    38,431
Income taxes                               7,344     6,085    19,493    14,786
      Net income                          11,230     9,701    30,445    23,645
                                         -------   -------   -------   -------
Preferred dividends                           57        57       169       169
                                         -------   -------   -------   -------
      Earnings available
       for common shares                  11,173     9,644    30,276    23,476
                                         =======   =======   =======   =======
Earnings per common share                    .31       .30       .90       .72
                                         =======   =======   =======   =======

Weighted average common shares
 outstanding (in thousands)               36,044    32,354    33,598    32,427

Dividends declared per common share          .14       .13       .42       .39



*Certain reclassifications have been made to the historical consolidated statements of earnings to conform to the current presentation.
**See comments under "Cellular Activities," pages 8 & 9.

























                     LINCOLN TELECOMMUNICATIONS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                            Nine Months Ended
                                                      Sep. 30, 1995  Sep. 30, 1994
                                                         (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                           $ 30,444       $ 23,645
                                                        --------       --------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                       25,995         27,311
      Net change in investments and other assets          (2,336)           213
      Deferred income taxes                                  432         (2,032)
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                      (3,683)        (4,706)
         Materials, supplies and other assets               (758)           691
         Accounts payable and accrued expenses            (6,890)         1,485
         Other Liabilities                                  (653)          (398)
                                                        --------       --------
               Total adjustments                          12,107         22,564
                                                        --------       --------
               Net cash provided by operating
                activities                                42,551         46,209
                                                        --------       --------
Cash flows from investing activities:
   Expenditures for property and equipment               (31,572)       (19,901)
   Net salvage on retirements                              2,118            931
                                                        --------       --------
               Net capital additions                     (29,454)       (18,970)

   Proceeds from sale of investments and other
    assets                                                 1,098             27
   Purchases of investments and other assets            (128,615)        (4,669)
   Acquisition, excluding cash acquired                   (4,003)           --
   Purchases of temporary investments                     (1,912)       (14,358)
   Maturities and sales of temporary investments          13,779         24,339
                                                        --------       --------
               Net cash used for investing
                activities                              (149,107)       (13,631)
                                                        --------       --------
Cash flows from financing activities:
   Dividends to stockholders                             (13,756)       (12,819)
   Common stock issued                                     1,067            --
   Paid in surplus                                        69,341            --
   Proceeds from issuance of long-term debt               30,000            --
   Proceeds from issuance of notes payable                33,350          1,800
   Retirement of notes payable                           (13,615)       (16,300)
   Net purchases and sales of treasury stock                (127)        (3,803)
                                                        --------       --------

(Continued on following page)


                     LINCOLN TELECOMMUNICATIONS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                 (UNAUDITED)

                                                            Nine Months Ended
                                                      Sep. 30, 1995  Sep. 30, 1994
                                                         (Dollars in Thousands)

               Net cash provided by (used in)
                financing activities                     106,260        (31,122)
                                                        --------       --------
Net increase (decrease) in cash and
 cash equivalents                                           (296)         1,456
Cash and cash equivalents at beginning of year            22,038         15,341
                                                        --------       --------

Cash and cash equivalents at end
 of quarter                                             $ 21,742       $ 16,797
                                                        ========       ========

Supplemental disclosures of cash flow information:
      Interest paid                                     $  4,312       $  3,321
                                                        ========       ========
      Taxes paid                                        $ 20,540       $ 18,025
                                                        ========       ========
































          LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

Principles of Consolidation and Organization

The consolidated Form 10-Q reflects the operations of Lincoln Telecommunications Company (the Company) and its wholly owned subsidiaries. The primary subsidiary is The Lincoln Telephone and Telegraph Company (LT&T) which provides local and long distance telephone service in 22 southeastern counties of Nebraska. It provides cellular telecommunications services in the Lincoln, Nebraska Metropolitan Statistical Area (MSA) (which includes all of Lancaster County in Nebraska) under the name of Lincoln Telephone Cellular. On July 13, 1995, the Company acquired Nebraska Cellular Telephone Corporation (NCTC) which provides cellular service outside the Lincoln and Omaha metropolitan areas in Nebraska. This acquisition accounted for as a purchase, is further described in Part II,
Item 5 of this report. LinTel Systems Inc. (LinTel) provides toll services beyond LT&T's local service territory, sales of non-regulated telecommunications products and services and telephone answering services. Prairie Communications, Inc. (Prairie) has a 50% investment in, and is the operating partner of, a general partnership with Centel Nebraska, Inc. which manages a limited partnership providing cellular telecommunications services in the Omaha MSA (which includes Douglas and Sarpy Counties in Nebraska and Pottawatomie County in Iowa). The limited partnership is doing business as First Cellular Omaha (FCO). A joint venture with Anixter Bros., Inc., doing business as Anixter-Lincoln, warehouses and distributes electrical wire, cable, and communications products in a six-state area hich includes Nebraska, North and South Dakota, Wyoming, Montana and Idaho.

The Company's telephone operations follow accounting for regulated enterprises prescribed by statement of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation. The effect of FAS No. 71 results in regulatory assets of approximately $11,831,000 and $13,745,000 at September 30, 1995 and 1994, respectively, and regulatory liabilities of approximately $9,503,000 and $11,318,000 at September 30, 1995 and 1994, respectively.

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

Certain amounts previously reported for prior periods have been reclassified to conform to the current period presentation in the accompanying consolidated statements of earnings. The reclassifications had no effect on the results of operations or shareholders' equity as previously reported..

Earnings Per Share

Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during the periods presented herein. The weighted average shares used in the calculation were 33,597,845 for the nine-month period ended September 30, 1995 and 32,427,046 for the same period in 1994.

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

The implementation of these system upgrades caused the early retirement of certain existing analog equipment prior to the expiration of its anticipated useful life. As a result, in the first quarter 1994, the Company wrote down the value of these assets by approximately $3,398,000. During the fourth quarter 1994, the Company recognized an additional charge of approximately $363,000 after evaluating updated information related to this analog equipment. The aggregate after-tax impact of these non-recurring non-cash charges to earnings was $2,267,000. In March 1994, the Company's share of a similar charge for FCO was $2,179,000, producing an after-tax impact of $1,314,000. The aggregate non-recurring non-cash reduction of 1994 earnings is approximately $3,581,000 or $.11 per share.











                                -8-
The following table sets forth unaudited supplemental financial and operating data for the Company's cellular investments. The proportionate results presented reflect the Company's ownership percentage of cellular interests in which the Company exercises significant influence. This supplemental information is not required by generally accepted accounting principles; however, the Company believes that proportionate financial and operating data facilitate the understanding and analysis of its cellular operations.


OPERATING RESULTS(1)       THIRD QUARTER                 YEAR TO DATE
 (Dollars in thousands) 1995    1994     1993       1995     1994     1993

Service revenues (2)  $14,850  $3,948   $2,609    $24,018  $10,669  $6,831

Operating income (3)    5,615   1,331      676      8,040   (2,201)  1,661

EBITDA (4)              7,318   1,726      946     10,844    4,479   2,395

EBITDA Margin (4)       49.3%   43.7%    36.3%      45.1%    42.0%   35.1%


OPERATING DATA (1)

POPs (5)            1,234,250 400,540 400,044   1,234,250  400,540  400,044

Cellular customers    107,057  25,921  16,059     107,057   25,921   16,059

Penetration rate         8.7%    6.5%    4.0%        8.7%     6.5%     4.0%

Average monthly
 revenue (6)           $47.53  $52.39  $56.73      $46.82   $51.68   $55.27

NOTES:
 (1) At September 30, 1995, the Company's proportionate ownership interests in the following managed entities were: Lincoln Telephone Cellular (100%), Nebraska Cellular Telephone Corporation (100%, effective in July, 1995), First Cellular Omaha (27.6%) and Iowa RSA 1 (11.8%, 11% in 1993). The proportionate data reflects the Company's ownership interests in these markets. Those interests that are 100% owned are consolidated and the other interests are accounted for on the equity or cost method in the Company's consolidated financial statements.
 (2) Represents all service revenues net of out-bound roamer expenses and excludes equipment sales
 (3)  Operating income excludes income taxes and interest expense.
 (4) EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA does not represent cash flow from operations or cash available to the Company.
 (5) POPs are the estimated market populations multiplied by the Company's ownership interest in these markets.
 (6) Represents average monthly service revenue per customer for the quarter and nine months ended September 30 of each year presented.






                                -9-
 (3) Operator Services Force Reduction

During third quarter, LT&T, the local operating company, announced its decision to reduce its operator service workforce from 140 to approximately 50 employees by the beginning of 1996. The remaining force will handle the Company's long distance operator service needs. The Company offered retirement and separation incentives along with out-placement services to those employees affected by the force adjustment. These actions resulted in a pre-tax non-recurring charge of $1,552,000 or $936,000 after the income tax effect, reducing third quarter earnings per share by $0.03. Savings resulting from new procedures are expected to offset this non-recurring charge within two years.

(4) Income Taxes

Total income tax expense for the three- and nine-month periods ended September 30, 1995 and 1994 was $7,345,000 and $6,085,000; and $19,493,000
and $14,786,000, respectively, and was comprised solely of income taxes on income from continuing operations. Income tax expense (benefit) attributable to income from continuing operations for the nine-month periods ended September 30, 1995 and 1994 consists of the following:

                                   Nine Months Ended September 30,
                                        1995             1994
                                    ------------     ------------
  Current
    U.S. Federal                    $16,364,000      $14,383,000
    State and local                   3,465,000        3,213,000
                                    ------------     ------------
                                     19,829,000       17,596,000
  Deferred
    U.S. Federal                        293,000       (1,893,000)
    State and local                     222,000         (121,000)
                                    ------------     ------------
                                        515,000       (2,014,000)
  Investment tax credits               (851,000)        (795,000)
                                    ------------     ------------
                                    $19,493,000      $14,786,000
                                    ============     ============




















                                -10-
Income tax expense differed from the amounts computed by applying the U. S. Federal income tax rate of 35 percent to pretax income from continuing operations as stated in the following:

                                  Nine Months Ended September 30,
                                       1995             1994
                                    ------------     ------------
  Computed "expected" tax
    expense                          $17,478,000      $13,451,000
  Increase (reduction) in
    income taxes resulting from:
    State and local taxes, net
       of Federal tax benefit          2,397,000       (2,010,000)
    Non-taxable interest income          (51,000)         (95,000)
    Amortization of regulatory
      deferred charges                 1,436,000        1,436,000
    Amortization of regulatory
      deferred liabilities            (1,343,000)      (1,418,000)
    Amortization of investment
      tax credits                       (851,000)        (795,000)
    Other, net                           427,000          197,000
                                     ------------     ------------
                                     $19,493,000      $14,786,000
                                     ============     ============

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the nine-month periods ended September 30, 1995 and 1994 were the following:

Nine Months Ended September 30,
                                       1995             1994
                                    ------------     ------------
  Deferred tax expense (benefit)    $   422,000      $(2,032,000)
  Amortization of regulatory
    deferred charges                  1,436,000        1,436,000
  Amortization of regulatory
    deferred liabilities             (1,343,000)      (1,418,000)
                                    ------------     ------------
                                    $   515,000      $(2,014,000)
                                    ============     ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 and December 31, 1994 are presented in the following:















                                -11-
                                September 30, 1995  December 31, 1994
                                ------------------  -----------------
  Deferred tax assets:
    Accumulated post-retirement
      benefit cost                  $17,308,000      $16,739,000
    Regulatory deferred credits       4,163,000        4,857,000
    Other                             5,223,000        2,537,000
                                    ------------     ------------
        Total gross deferred
         tax assets                  26,694,000       24,133,000
       Less valuation allowance      (1,827,000)               0
                                    ------------     ------------
       Net deferred tax assets      $24,867,000      $24,133,000
                                    ============     ============

Deferred tax liabilities:
     Plant and equipment,
     principally due to
     depreciation differences       $40,395,000      $38,534,000
    Regulatory deferred charges       3,145,000        3,527,000
    Other                             2,734,000        2,614,000
                                    ------------     ------------
       Total gross deferred tax
         liabilities                 46,274,000       44,675,000
                                    ------------     ------------

       Net deferred tax
         liabilities                $21,407,000      $20,542,000
                                    ============     ============

As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and the Company's expected taxable income in future years, there is no valuation allowance for deferred tax assets as of December 31, 1994. The September 30, 1995 valuation allowance of ($1,827,000) is the result of LB 775 economic incentives acquired with the NCTC merger.

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

The Company has not designated any assets to fund Plan obligations. Net periodic postretirement benefit costs for the nine-month periods ended September 30, 1995 and 1994 include the following components:


                                    Nine Months Ended September 30,
                                       1995             1994
                                    ------------     ------------
  Service cost                      $   289,000      $   321,000
  Interest cost                       2,946,000        2,771,000
  Unrecognized prior service cost         8,000              --
  Amortization of
    unrecognized loss                   146,000          125,000
                                    ------------     ------------
  Net periodic postretirement
   benefit costs                    $ 3,389,000      $ 3,217,000
                                    ============     ============

For purposes of measuring the benefit costs, a discount rate of 8.0% and an 11.8% annual rate of increase in the health care cost trend rate was assumed for 1995, 8.0% and 11.7% for 1994. This rate of increase was assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported.









                               -13-
 (6) Temporary Investments

Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company will apply the provisions of this accounting standard prospectively.

FAS No. 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to FAS No. 115, the Company has classified all of its investments as "available for sale" at September 30, 1995. This information is summarized as follows:

                                                                 Estimated
                              Amortized      Gross Unrealized      Market
                                Cost         Gains     Losses      Value
                              ---------      -----     ------    ---------

Equity Securities            $ 1,415,000    41,000    (31,000)    1,425,000
U.S. Government obligations      797,000       --     (35,000)      762,000
U.S. Government agency
  obligations                  6,350,000   118,000   (154,000)    6,314,000
Corporate debt securities      4,415,000    58,000   (277,000)    4,196,000
                             -----------   -------   ---------   ----------
                             $12,977,000   217,000   (497,000)   12,697,000
                             ===========   =======   =========   ==========

The net unrealized loss on investments available for sale is not reported separately as a component of stockholders' equity due to its insignificance to the consolidated balance sheet at September 30, 1995.

The amortized cost and estimated market value of debt securities at September 30, 1995, by contractual maturity, are shown in the following. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Estimated
                                                 Amortized        Market
                                                   Cost           Value
                                                 ---------      ---------

Due after three months through five years       $ 9,560,000    $ 9,304,000
Due after five years through ten years            2,002,000      1,968,000
                                                -----------    -----------

                                                $11,562,000    $11,272,000
                                                ===========    ============

The gross realized gains and losses on the sale of securities were insignificant to the consolidated financial statements for the nine months ended September 30, 1995. The Company does not invest in securities classified as held to maturity or traded securities.







                                -14-
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Total capital additions to communications facilities for 1995 are now projected to be $54,735,000. During the nine-month period ended September 30, 1995, capital expenditures exceeded cash provided by operating activities, less dividends paid. Short-term borrowings and temporary investments are used to fund the expenditures in excess of cash provided by operating activities. These capital expenditures included $11,396,000 of the cost of the new cellular telephone system purchased by Lincoln Telephone Cellular and put in operation in April 1995.

The Company consummated the acquisition of NCTC on July 13, 1995. In connection with this acquisition, the following assets were acquired, liabilities assumed/incurred and common stock issued (in thousands):

Property, plant and equipment                  $ 28,101
Excess cost of net assets acquired              126,702
Notes payable assumed                           (17,890)
Other assets and liabilities,
  excluding cash and cash equivalents                74
Prior investment in NCTC                         (6,282)
Common stock issued                             (70,408)
Notes payable incurred                          (30,000)
Long-term debt incurred due 07/01/00            (30,000)
                                              ---------
Decrease in cash                              $     297
                                              =========

This acquisition is reflected in the investing activities of the Company's consolidated statement of cash flows and further explained in Part II,
Item 5.

As of September 30, 1995, the Company had consolidated notes payable of $60,624,000 consists primarily of $30,000,000 used in financing the NCTC merger; $17,890,000 assumed from NCTC as a result of the merger; and $9,000,000 remains from borrowings of $35,000,000 used to fund the call of long-term mortgage bonds. The Company utilized short and long-term bank credit facilities to fund the cash portion of the purchase price paid in connection with the cash-election merger of NCTC into a wholly-owned subsidiary of the Company.
















                               -15-
Results of Operations

Revenues
                                   Third Quarter 1995    Nine Months 1995
                                  Increase (Decrease)   Increase (Decrease)
                                      Over Third             Over Nine
                                      Quarter 1994          Months 1994
                                  -------------------   -------------------
Telephone Operating Revenues:
  Local network services                 5.2%                 5.3%
  Access services                       11.8%                 5.9%
  Long distance services                (8.0%)               (3.8%)
  Other wireline communications         (4.6%)               (2.0%)
   services
      Total telephone operating          3.2%                 2.8%
       revenues

  Wireless communications revenues     350.6%               150.5%
  Telephone equipment sales and          1.5%                 8.5%
   services
  Intercompany revenues                 16.7%                 8.6%
      Total operating revenues          25.0%                12.0%

All comparisons hereinafter made are of the third quarter and nine-month periods for 1995 with the same periods in 1994. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Local network services revenue increased $883,000 (5.2%) and $2,644,000 (5.3%), respectively. Basic local services revenue increased $666,000 (5.4%) and $1,828,000 (5.0%) led by growth in revenue from residence and small business services for the three- and nine-month periods. Residential and business telephone access lines in service grew by 7,640 (3.1%) from September 30, 1994. Revenue from Custom Calling-CLASS services increased $109,000 (38.3%) and $282,000 (32.5%), respectively.

Access services revenue increased $1,480,000 (11.8%) and $2,225,000 (5.9%), respectively. Interstate access services revenues increased $1,235,000 (16.5%) and $1,254,000 (5.4%), respectively, principally due to the expiration of a liability for the 1991-92 monitoring period and new tariffs which became effective in the third quarter. Intrastate access revenues have increased uniformly due to increased traffic $235,000 (4.6%) and $971,000 (6.5%) for the three- and nine-month periods. Overall minutes of access use increased by 7.1% and 7.3%, respectively.

Long distance services revenues decreased $652,000 (8.0%) and $909,000 (3.8%), respectively. Revenues from LinTel's long distance division decreased $356,000 (7.8%) and $614,000 (4.4%). Minutes of use remained constant; competition forced rates to decrease, and thus, decreased revenues. LT&T's long distance revenue decreased $296,000 (8.4%) for the third quarter and decreased $296,000 (2.9%) for the nine-month period compared to the same periods in 1994.

Other wireline communications services revenues, consisting of directory advertising and sales, carrier billing and collections, data communications, and miscellaneous items, decreased $293,000 (4.6%) and $357,000 (2.0%), respectively.


                               -16-
Wireless communications revenues increased dramatically for the three- and nine-month periods, principally due to the merger with NCTC. These revenues increased $10,607,000 (350.6%) and $12,391,000 (150.5%), of which,
$9,800,000 are revenues from NCTC. Lincoln Telephone Cellular revenues increased $2,593,000 (31.5%) for the nine-month period and added 8,236 new customers. Customer penetration rates reached 11.8% for Lincoln Telephone Cellular and 8.4% for NCTC at the end of September 1995.

Telephone equipment sales and services revenues increased $1,132,000 (8.5%) for the nine-month period. LinTel's sales of telecommunication products and services increased $1,111,000 (14.5%).

Overall, total operating revenues increased $12,445,000 (25.0%) and $17,620,000 (12.0%) for the three- and nine-month periods ended September 30, 1995 over the same periods in 1994.

Operating Expenses
                                   Third Quarter 1995    Nine Months 1995
                                  Increase (Decrease)   Increase (Decrease)
                                      Over Third             Over Nine
                                      Quarter 1994          Months 1994
                                  -------------------   -------------------
Depreciation and amortization           30.7%                12.0%
Additional non-recurring
  depreciation on cellular
  equipment                               --               (100.0%)
Other operating expenses                17.5%                 9.0%
Restructuring charge                      --                   --
Taxes, other than payroll
  and income                            (7.6%)               (7.6%)
Intercompany expenses                   16.7%                 8.6%
    Total operating expenses            26.7%                 8.1%

All comparisons hereinafter made are of the third quarter and nine-month periods for 1995 with the same periods in 1994. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Depreciation and amortization increased $2,455,000 (30.7%) and $2,879,000 (12.0%), respectively. This is due principally to the integration of NCTC's depreciation expense and amortization associated with the merger with NCTC.

Other operating expenses increased by $4,709,000 (17.5%) and $7,179,000 (9.0%), respectively. Incorporation of NCTC led to these significant increases.

The restructuring charge of $1,552,000 is due to the Operator Services workforce reduction discussed previously on page 10.

Overall, total operating expenses increased $8,994,000 (26.7%) and $8,494,000 (8.1%) for the three- and nine-month periods ended September 30, 1995, over the same periods in 1994.






                               -17-
Non-Operating Income (Expense)
                                   Third Quarter 1995    Nine Months 1995
                                  Increase (Decrease)   Increase (Decrease)
                                      Over Third             Over Nine
                                      Quarter 1994          Months 1994
                                  -------------------   -------------------

Income from interest and
  other investments                     26.9%                31.7%
Charge for additional non-recurring
  depreciation on cellular equipment
  in limited partnership                  --               (100.0%)
Interest expense and other
  deductions                            63.6%                20.1%
    Net non-operating expense          306.9%               (70.6%)

Income from interest and other investments increased $386,000 (26.9%) and $1,201,000 (31.7%), respectively. The increase is primarily attributable to two factors; 1) the Company's interest income from Omaha Cellular General Partnership increased $320,000 to $3,078,000 in the first nine months of the year; and 2) the Company's net of tax income from Anixter-Lincoln increased $543,000 (276.1%) over the first nine months of 1994.

Interest expense and other deductions increased $1,049,000 (63.6%) and $999,000 (20.1%) respectively. The increases are a result of interest expense in the third quarter from short- and long-term debt related to the NCTC merger.

Income Taxes

Income taxes increased $1,259,000 (20.7%) and $4,707,000 (31.8%) for the three- and nine-month periods. The increase is attributable to increased revenues and operating income over the third quarter and first nine months of 1994.

























                               -18-
PART II - OTHER INFORMATION

Item 1-4  -  Not applicable

Item 5    -  Purchase of Common Stock

             On April 24, 1991 the Board of Directors of the Company authorized the Company to purchase up to 600,000 shares of its common stock from time to time as market conditions warrant. As of September 30, 1995, 289,376 shares have been purchased. No shares were purchased through nine months in 1995.
             These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

             Acquisition

             On July 13, 1995, the Company completed the acquisition of all of the issued and outstanding common stock of Nebraska Cellular Telephone Corporation, a Nebraska corporation ("NCTC"). NCTC provides cellular service outside the Lincoln and Omaha metropolitan areas in Nebraska. Its network serves cellular users with transparent interconnection along the Interstate 80 corridor and other major highway systems across Nebraska. Prior to the acquisition, the Company owned approximately 16% of NCTC's outstanding common stock. As consideration for the remaining 84%, the Company issued to the shareholders of NCTC an aggregate of 4,267,146 shares of Company Common Stock and paid approximately $61.6 million in cash. The acquisition was accounted for as a purchase. NCTC operates as a wholly-owned subsidiary of the Company.

             Labor Contracts

             Three-year agreements between LT&T and the Communications Workers of America (CWA) expired on October 15, 1995. A new three-year agreement was reached on October 16, 1995, and became effective immediately. A three-year agreement between LinTel and the CWA expired on May 19, 1995, and a new three-year agreement was reached and became effective on May 20, 1995. Each contract concerns wages and general working conditions. The LT&T contract includes a general wage increase of 10.9% over the three-year period.

Item 6    -  a)  See Exhibit Index.

             b) On July 27, 1995, Registrant filed a Form 8-K to report the completion of the merger of Nebraska Cellular Telephone Corporation with and into a wholly-owned subsidiary of the Registrant.




                               -19-
                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Lincoln Telecommunications Company
                            ----------------------------------
                                       (Registrant)





      November 14, 1995            /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





      November 14, 1995          /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer






____________________________
 *See General Instruction G
**Print name and title of the signing officer under his signature.


















                               -20-


                                                                Form 10-Q
                            Exhibit Index


Exhibit                 Title                                     Page No.

27     Financial Data Schedule
















































                                -21-