Form 10-Q/A
period 1995-09-30
LINCOLN TELECOMMUNICATIONS CO
filed 1995-11-30
CIK 320446

FORM 10-Q/A

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











THIS AMENDED FILING IS BEING TRANSMITTED DUE TO ERRORS DISCOVERED IN PART 1,
ITEM 1 - FINANCIAL STATEMENTS OF FORM 10-Q DATED SEPTEMBER 30, 1995 FILED NOVEMBER 14, 1995. SPECIFICALLY, THE CONSOLIDATED STATEMENTS OF CASH FLOWS (PGS 5 & 6) CONTAINED ERRORS IN PRESENTATION WHICH RENDERED IT INCOMPATIBLE WITH MANAGEMENT'S DISCUSSION AND ANALYSIS, WHICH IS INCLUDED IN THIS AMENDED FILING BUT WAS CORRECT AS ORIGINALLY STATED.


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

























                                -4-

                     LINCOLN TELECOMMUNICATIONS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                            Nine Months Ended
                                                      Sep. 30, 1995  Sep. 30, 1994
                                                         (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                           $ 30,445       $ 23,645
                                                        --------       --------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                       26,905         27,423
      Net change in investments and other assets          (2,336)           213
      Deferred income taxes                                  432         (2,032)
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                      (3,683)        (4,706)
         Materials, supplies and other assets               (759)           691
         Accounts payable and accrued expenses            (6,890)         1,485
         Other Liabilities                                  (653)          (398)
                                                        --------       --------
               Total adjustments                          13,116         22,676
                                                        --------       --------
               Net cash provided by operating
                activities                                43,461         46,321
                                                        --------       --------
Cash flows from investing activities:
   Expenditures for property and equipment               (31,572)       (19,901)
   Net salvage on retirements                              2,006            819
                                                        --------       --------
               Net capital additions                     (29,566)       (19,082)

   Proceeds from sale of investments and other
    assets                                                 1,098             27
   Purchases of investments and other assets              (2,711)        (4,669)
   Acquisition, net of cash acquired                        (297)           --
   Purchases of temporary investments                     (1,912)       (14,358)
   Maturities and sales of temporary investments          13,779         24,339
                                                        --------       --------
               Net cash used for investing
                activities                               (19,609)       (13,743)
                                                        --------       --------
Cash flows from financing activities:
   Dividends to stockholders                             (13,756)       (12,819)
   Proceeds from issuance of notes payable                 3,350          1,800
   Retirement of notes payable                           (13,615)       (16,300)
   Net purchases and sales of treasury stock                (127)        (3,803)
                                                        --------       --------

(Continued on following page)




                                -5-

                     LINCOLN TELECOMMUNICATIONS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                 (UNAUDITED)

                                                            Nine Months Ended
                                                      Sep. 30, 1995  Sep. 30, 1994
                                                         (Dollars in Thousands)

               Net cash provided by (used in)
                financing activities                     (24,148)       (31,122)
                                                        --------       --------
Net increase (decrease) in cash and
 cash equivalents                                           (296)         1,456
Cash and cash equivalents at beginning of year            22,038         15,341
                                                        --------       --------

Cash and cash equivalents at end
 of quarter                                             $ 21,742       $ 16,797
                                                        ========       ========

Supplemental disclosures of cash flow information:
      Interest paid                                     $  4,312       $  3,321
                                                        ========       ========
      Taxes paid                                        $ 20,540       $ 18,025
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


                            Lincoln Telecommunications Company
                            ----------------------------------
                                       (Registrant)





      November 29, 1995            /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





      November 29, 1995          /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer






____________________________
 *See General Instruction G
**Print name and title of the signing officer under his signature.















                               -19-