Form 10-K
period 1995-12-31
LINCOLN TELECOMMUNICATIONS CO
filed 1996-03-28
CIK 320446

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                 -----------------------------------------
                                 FORM 10-K

   X       ANNUAL REPORT PURSUANT TO SECTION 13 OR   15(d) OF
 -----             THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1995

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of such stock as of February 29, 1996, was $723,849,567.

                 Number of shares of common stock outstanding
                                     on
                       February 29, 1996 -- 36,650,611

The Registrant's Annual Report to Shareholders for the calendar year 1995 is incorporated by reference in Parts I, II, III and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1996 is incorporated by reference in Parts III & IV of this Form 10-K to the extent stated herein.

                               TABLE OF CONTENTS

Item                                                                   Page
                                   PART I
                                 Description

 1.  Business                                                           1-6
 2.  Properties                                                         6-7
 3.  Legal Proceedings                                                    7
 4.  Submission of Matters to a Vote of Security Holders                  7

                                   PART II
                                 Description

 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters                                                          7-8
 6.  Selected Financial Data                                              8
 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                            8-9
 8.  Financial Statements and Supplementary Data                          9
 9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                               9

                                  PART III
                                 Description

10.  Directors and Executive Officers of the Registrant                   9
11.  Executive Compensation                                               9
12.  Security Ownership of Certain Beneficial Owners and Management       9
13.  Certain Relationships and Related Transactions                       9

                                   PART IV
                                 Description

14.  Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K                                                       10-12

                                    PART I

ITEM 1.  Business

     Lincoln Telecommunications Company (the Company) was incorporated on November 24, 1980, as a Nebraska corporation, and is a holding company, with The Lincoln Telephone and Telegraph Company (Lincoln Telephone), a Delaware corporation, as its principal subsidiary. The Company owns 100% of the issued and outstanding common stock of Lincoln Telephone. Other wholly-owned subsidiaries of the Company are Nebraska Cellular Telephone Corporation (NCTC), LinTel Systems Inc. (LinTel) and Prairie Communications, Inc. (Prairie), all of which are Nebraska corporations. For information relating to the general development of the Company's business during the past five years and descriptions of the Company's subsidiaries, see 1995 Annual Report to Stockholders, pages 1 - 8 and 40 - 46.

     SUBSIDIARY OPERATIONS.

     Lincoln Telephone, the Company's principal subsidiary, provides local and intraLATA service to approximately 190,000 customers in the contiguous geographical area consisting of the southeastern 22 counties of Nebraska, having in service 254,173 landline customer access lines as of December 31, 1995. There are a total of 137 exchanges and 146 central offices in the service area of the Company. The Company's fully digital local exchange network supports SS7 technology and includes over 1,400 miles of fiber optic cable, much of it in a ring configuration. Data communications services include Internet access. Enhanced services include Voice Mail, Caller ID, Customer Calling, and Centrex. The Company publishes six regional directories and provides access service to long distance and cellular companies. Set forth below is a schedule of Lincoln Telephone's residential and business access lines in service for the years ended December 31, 1995 and 1994.

                                           As of December 31
     ACCESS LINES IN SERVICE*              1995         1994

     Residence                             180,759      177,695
     Business                               73,424       69,268
                                           -------      -------
       Total                               254,173      246,963

     *The statistics in this table excludes cellular access lines and Company access lines in service.

     Lincoln Telephone provides access services by connecting the communications networks of interexchange and cellular carriers with the equipment and facilities of end users by use of its public switch networks or through private lines. Access charges, including interstate subscriber line charges and those payable by interexchange and cellular carriers, provided $53,653,000, $50,569,000 and $47,531,000 of the Company's
consolidated revenues for the years ended December 31, 1995, 1994 and 1993, respectively.

     Nebraska has an enlightened and streamlined regulatory climate. Since 1986, telecommunications companies in Nebraska have been permitted to

ITEM 1.  cont'd.

increase basic local exchange rates up to 10% in any consecutive 12-month period without review by the Nebraska Public Service Commission (NPSC). However, telecommunications companies must provide at least 60 days notice to affected customers and conduct public informational meetings. If at least 3% of all affected subscribers sign a formal complaint within 120 days from such notice, opposing the rate increase, the NPSC must hold and complete a hearing with regard to the complaint within 90 days to determine whether the proposed rates are fair, just and reasonable, and within 60 days after the close of hearing, enter an order adjusting the rates at issue.

     Rates for all other services are not subject to regulation by the NPSC. Rates for other services may be revised by a telecommunications company by filing a rate list with the NPSC which is effective after ten days' notice to the NPSC. Quality of service regulation over interexchange and local exchange service is retained by the NPSC. Nebraska has completely deregulated the provision of mobile radio services and radio paging services. At the federal level, the Company operates under price cap, as opposed to rate of return, regulation.

     Lincoln Telephone's wireless services include cellular operations and wide area paging services. Lincoln Telephone operates a cellular telecommunications system in the Lincoln, Nebraska Metropolitan Statistical Area (MSA). Lincoln Telephone also manages the limited partnership which is the license holder for Iowa Rural Statistical Area (RSA) 1, which serves the southwestern six counties of Iowa.

     In December 1991, the Company purchased a 50% interest in the Omaha Cellular General Partnership (OCGP) from Centel Nebraska, Inc. (Centel-Neb) for $11.9 million. The Company purchased and holds a discounted note from OCGP in the face amount of approximately $54 million, for which the purchase price was $23.8 million. The note had a carrying value of approximately $37.8 million at December 31, 1995. For a two-year period beginning on December 31, 1996, the Company has the option to purchase from Centel-Neb the remaining 50 percent interest in OCGP. OCGP is the general partner of and holds approximately 55% of the partnership interests in the Omaha Cellular Limited Partnership, which provides cellular telecommunications services in Douglas and Sarpy Counties in Nebraska and Pottawattamie County, Iowa. Omaha Cellular Limited Partnership conducts business under the trade name First Cellular Omaha. The Company is the managing partner of OCGP.

     On July 13, 1995, the Company completed the acquisition of the approximately 84% of the issued and outstanding common stock of NCTC not previously owned by the Company. NCTC is the holder of cellular operating licenses issued by the Federal Communications Commission (FCC) for Nebraska RSA Nos. 533 through 542. NCTC's network serves the entire State of Nebraska through these ten RSAs, except Dakota, Douglas, Lancaster and Sarpy counties.

     The following table sets forth certain information about the Company's managed cellular operations.

ITEM 1.  cont'd.

                              Cellular Operations
                                                             December 31, 1995
                 Acquisi-                POPs                 Gross     Net
                   tion      Percent     Within       Net      Sub-     Sub-
   System (1)     Date (2)   Ownership   Area (5)     POPs   scribers  scribers
Lincoln MSA    April 23, 1987  100.0     221,000     221,000   29,294    29,294
Nebraska RSAs  Nov. 25, 1989   100.0     833,000     833,000   80,414    80,414
Omaha MSA      Dec. 31, 1991    27.6(3)  627,000(6)  173,052   46,399    12,806
Iowa RSA 1     June 30, 1989    11.8(4)   61,000       7,198    2,868       338

(1)  Systems are as follows:

     Lincoln MSA - Lancaster County, Nebraska
     Nebraska RSAs - 89 of the 90 Nebraska counties not in the Omaha and
       Lincoln MSAs
     Omaha MSA - Douglas and Sarpy Counties in Nebraska and Pottawattamie
       County in Iowa
     Iowa RSA 1 - Southwestern six counties of Iowa

(2) The date Lincoln Telephone's operating license was granted in the case of the Lincoln MSA, and the date of the Company's initial acquisition of an interest in the licensee in the case of other systems. The
     Company's ownership interest in the Nebraska RSAs increased from approximately 16% to 100% on July 13, 1995.

(3) In addition, the Company has an option to purchase an additional 27.6% interest in the licensee of the Omaha MSA at fair market value.

(4) Includes the allocable portion of the 15.2% interest in the licensee held by the Omaha MSA licensee.

(5)  Based upon population data for 1995, POPs shown for Lincoln and Omaha
     MSAs are 99% covered by the networks of these systems. According to estimates available to the Company, approximately 92% of the POPs shown for Nebraska RSAs and approximately 92% of the POPs shown for Iowa RSA 1 are covered by the networks of these systems.

(6)  Does not include the Omaha MSA licensee's 15.2% interest in Iowa RSA 1
     (which system has been separately included in the table) or the Omaha
     MSA licensee's 8.3% interest in Iowa RSA 8 (representing 54,659 POPs and 4,537 net POPs).

                                        3

ITEM 1.  cont'd

     The licensing, ownership, construction, operation and sale of controlling interests in cellular telephone systems are subject to regulation by the FCC. The FCC license for the Company's Lincoln MSA expires in October 1996, and the Omaha MSA license expires May 2005, while FCC licenses for the Company's Iowa RSA and Nebraska RSA cellular
operations expire between July 1999 and   August 2000.  All renewal
applications for these licenses must be received by the FCC not later than 30 and not more than 60 days in advance of their respective expiration dates and must be approved by the FCC. It is possible that there may be competition for these FCC licenses upon expiration, and any such competitors may apply for such licenses within the same time frame as the Company. However, incumbent cellular providers generally retain their FCC licenses upon a demonstration of substantial compliance with FCC regulations and substantial service to the public. Although the Company has no reason to believe that the FCC renewal applications will not be granted by the FCC, no assurance can be given.

     For a five-year period ending after the date of the grant of a cellular license by the FCC (the "fill-in period"), the licensee has the exclusive right to apply to serve areas within the RSA or the MSA. At the end of the fill-in period, any person may apply to serve the unserved areas in the MSA or RSA. The fill-in periods for both the Lincoln and Omaha MSAs have expired and virtually all areas are served in those locations. The fill-in periods for the Nebraska RSAs and the Iowa RSA expired between November 1994 and May 1995. One Phase II application has been filed to serve an uncovered area in Iowa RSA 1. This does not impose a serious threat to the Company in providing service to this area.

     The Company, through LinTel Systems Inc., is a "reseller" of long distance services, primarily in Lincoln Telephone's exchange service area, and provides this service by aggregating its customers' traffic to take advantage of volume discounts offered by national networks. During 1995, LinTel had 107.6 million minutes of long distance traffic, a decrease of
6.9 million minutes from 114.5 million minutes of long distance traffic in 1994. The Company has a variety of calling programs for both residential and business customers.

     LinTel Systems also sells and services a wide range of PBX, key system and other communications equipment to large and small businesses, including sophisticated switching systems from ROLM and NorTel. These systems provide a variety of call center applications such as automatic call distribution, voice mail, and LAN functionality.

     COMPETITION.

     In February 1996, the United States Congress passed and the President signed the Telecommunications Act of 1996 (the "Act"). This Act impacts all participants in the communications industry and will hasten the convergence of once separate and distinct industries.

     The Act preempts states from prohibiting competition in the telecommunications market. Thus, previously prescribed geographic franchises are, for the most part, eliminated. The Act facilitates the entry of new competitors into the local exchange market by allowing

ITEM 1.  cont'd

companies to purchase and "resell" Local Exchange Carriers (LECs) services, by requiring companies to unbundle their networks and sell individual components of services, and by requiring LECs to negotiate interconnection agreements with companies which desire connection with LEC networks. The Act also requires LECs to provide number portability, dialing parity, and access to rights-of-way.

     While the Act presents the Company with the potential for more competition in the local exchange market, it also provides opportunities. The Company may enter the cable television market and it may move into new geographic markets and offer either a full range of services or selected services to niche markets.

     The Act also provides the Company with some streamlined regulatory conditions. Delays in implementation of new tariff rates have been greatly reduced, and some monitoring reports will be filed less frequently. Since the Company serves less than two percent of the nation's access lines, the Act allows for the waiver of certain interconnection requirements.

     The Act provides for over 60 rulemaking proceedings that must be concluded by the FCC. The Company intends to participate in many of these proceedings with a goal of ensuring that incumbent providers are not severely handicapped by regulations not imposed on new market entrants.

     In addition, the Company is strengthening its marketing and customer service programs to enhance and reward customer loyalty in order to maximize customer retention. It is also exploring the many opportunities the Act presents for geographic and service expansion.

     With respect to cellular mobile communications service, the FCC has granted two licenses to provide cellular service in each MSA or RSA. The B-license is typically granted to a company that provides local telephone service in the area (or to a group affiliated with the local service
company).   The A-license is typically granted to a company that does not provide local telephone service (and is not affiliated with a local service company in the area). Lincoln Telephone currently operates as the B-licensee in the Lincoln, Nebraska MSA, NCTC operates as the B-licensee in all of their markets, and the Company is the manager of the limited partnership which operates as the B-licensee in the Omaha, Nebraska, MSA.

     The Company faces significant competition from the A-licensee in each of these markets and from other communications technologies that now exist, such as specialized mobile radio systems and paging services, or other communications technologies that may be developed or perfected. In addition to providing cellular mobile communications service, the Company sells cellular mobile equipment in competition with numerous equipment retailers.

     In connection with provision of long distance telecommunications services, the Company's long distance division competes with other long distance service providers such as AT&T, MCI, and Sprint. This market is highly competitive. The prices for long distance services offered by the Company compare favorably with prices of similar services offered by competitors.

ITEM 1. cont'd

     EMPLOYEES.

     The Company had 1,642 employees (1,264 employed by its principal subsidiary, Lincoln Telephone) at the end of 1995. As of December 1995, approximately 49 percent of the Company's employees were represented by the Communications Workers of America (CWA), which is affiliated with the AFL-CIO. New three-year contracts with the CWA were signed in May 1995 with respect to LinTel bargaining unit employees and October 1995 with respect to Lincoln Telephone bargaining unit employees. The Lincoln Telephone contract with the CWA will expire on October 14, 1998, and the LinTel contract with the CWA will expire on May 19, 1998. See Item 7(b)(c).

ITEM 2.  Properties

     Lincoln Telephone's telephone system consists of switching and transmission equipment, cellular radio facilities, fiber optic systems and distribution plant, through 137 communities within the state of Nebraska. Among the larger exchanges served are Lincoln, Hastings, Beatrice, York, Nebraska City, Plattsmouth and Seward.

     Lincoln Telephone owns the equipment, plant and facilities which were utilized in its telephone system. Lincoln Telephone leases five locations on which business offices are located. The total annual rentals for such leased offices were approximately $130,000 in 1995 and the duration of such leases range from one to six years. Lincoln Telephone owns its remaining business office locations. Additionally, Lincoln Telephone leases the majority of the locations on which the sites of towers for its Lincoln MSA cellular system and wide-area paging system are located. Annual rentals on the sites are approximately $75,000, and the duration of the unexpired portions of such leases range from four months to five years, with options to renew thereafter.

     NCTC has a lease agreement for office space in Grand Island, Nebraska, with an annual lease payment of approximately $61,000. This lease expires in February 2000. Following completion of construction of an office building owned by the Company in February 1996, the leased office space will be vacated and a buyout or a relet of the lease will be sought. Numerous other operating lease agreements exist for various building space, towers and land sites. Lease terms are between one and ten years, with various renewal clauses. Rental expense for these operating leases was approximately $225,000 in 1995.

     LinTel leases transmission facilities and switching facilities in connection with its Lincoln Telephone Long Distance Division. All of its office locations are leased. Annual rentals are approximately $164,000, and the duration of the unexpired portions of such leases range from four months to four years.

     It is the opinion of Company management, including the Vice President-Technology of Lincoln Telephone, that the properties of Lincoln Telephone are suitable and adequate to provide modern and effective telecommunications services within its service area, including both local and long distance service. The capacity for furnishing these services, both currently and for forecast growth, are under constant surveillance by

ITEM 2.  cont'd.

the Vice President-Technology and his staff. Facilities are put to full utilization after installation and appropriate testing, according to two-, three- and five-year construction plans.

     Lincoln Telephone's continuing construction programs are divided between meeting growth demands (population and service) and upgrading its telephone equipment and plant. Conversion to digital switching systems was completed in 1992. Competition, customer needs and market conditions drive network technology deployment.

ITEM 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.
                     Executive Officers of the Registrant
                                                              First Elected
Officer             Age  Position Held                       Present Office

Frank H. Hilsabeck  51   President & Chief Executive Officer      1993
                         (President & Chief Operating Officer,
                         1991-1993; President-Telephone
                         Operations, 1990-1991)

James W. Strand     49   President-Diversified Operations         1990
                         (V.P.-Diversified Operations,
                         1986-1990)

Jack H. Geist       63   V.P.-Diversified Operations              1993
                         (President, Anixter-Lincoln,
                         a joint venture, 1989-1994)

Robert L. Tyler     60   Senior V.P. and Chief Financial          1991
                         Officer (V.P.-Controller, 1989-1991)

Michael J. Tavlin   49   V.P.-Treasurer and Secretary             1986

Kevin J. Wiley      36   V.P.-Diversified Operations              1995

Bryan C. Rickertsen 48   V.P.-Technology                          1995

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

ITEM 5. cont'd.

     adjustments for markups, markdowns or commissions and may not represent actual transactions.

                                        High     Low        Dividends
                                                            Declared
       1994
             First Quarter              20.00    15.50         .13
             Second Quarter             16.75    13.75         .13
             Third Quarter              16.75    13.75         .13
             Fourth Quarter             17.50    14.00         .14
       1995
             First Quarter              17.00    14.50         .14
             Second Quarter             16.25    14.75         .14
             Third Quarter              19.00    15.25         .14
             Fourth Quarter             21.50    16.50         .15

(b)  Holders

     As of December 31, 1995, there were approximately 17,000 holders of record of the Company's Common Stock. Such number does include beneficial owners of the Company's Common Stock, whose shares are held in the names of broker dealers and clearing agencies.

(c)  Dividends

     The long-term debt agreements and notes payable of Lincoln Telephone and NCTC contain various restrictions, including those relating to payment of dividends by Lincoln Telephone and NCTC to the Company and by Lincoln Telephone to holders of Lincoln Telephone's 5% Preferred Stock. At December 31, 1995, approximately $15,900,000 and $2,100,000 Lincoln Telephone and NCTC's respective retained earnings were available for payment of cash dividends to the Company.

ITEM 6.  Selected Financial Data

         See 1995 Annual Report to Stockholders, pages 47 and 48.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         See 1995 Annual Report to Stockholders, pages 40 - 46.

     Recent Developments

(a) On July 13, 1995, the Company consummated a merger with NCTC. The Company issued a total of 4,267,146 shares of its common stock, par value $.25 and paid a total of approximately $61.6 million in cash for the remaining approximately 84% not previously owned by the Company. The merger was consummated in accordance with the terms of an Agreement and Plan of Reorganization dated March 21, 1995, as amended by the Amendment to Agreement and Plan of Reorganization dated April 7, 1995. See 1995 Annual Report to Stockholders, page 26. See 1995 Annual Report to Stockholders, pages 44 through 46, for discussion of managed cellular properties and operating statistics.

ITEM 7.  cont'd.

(b) In July 1995, Lincoln Telephone announced its decision to reduce its operator service work force from 140 to approximately 50 employees by the end of 1995. Retirement and separation incentives and out-placement services were offered to the affected employees. As a result, the Company recognized a pre-tax restructuring charge of $1,552,000, $937,000 net of tax, reducing earnings per share by $0.03.

(c) In November 1995, the Company offered a voluntary early retirement program to eligible employees to help position the Company for the long term. The Company's Pension Plan was enhanced by adding five years to both age and net credited service for eligible employees. In addition to normal pension payments, lump-sum payments and supplemental monthly payments will be provided. A total of 330 management and non-management employees of the Company accepted the offering. The Company recorded a reduction to the Company's pension asset, the source of funding for the program, and recognized a pre-tax restructuring charge of $20,056,000, $12,092,000 after tax, reducing earnings per share by $0.35.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

     See 1995 Annual Report to Stockholders, pages 20 - 39 and 47 - 48.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

ITEM 11.  Executive Compensation

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

ITEM 13.  Certain Relationships and Related Transactions

     Information required under Items 10, 11, 12 and 13 is included in the Registrant's Proxy Statement dated April 24, 1996, on pages 1 (commencing under the caption "Outstanding Shares and Voting Rights") through 12, and page 14 (the first paragraph commencing under the caption "Filing of Reports of Beneficial Ownership"). Such information is incorporated herein by reference.

     Certain information regarding Executive Officers of the Registrant required by Item 401 of Regulation S-K is included in Part I of this Annual Report on Form 10-K following Item 4.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
                                                            Page(s)
                                                         in 1995 Annual
                                                     Report to Stockholders
 1.  Financial Statements:
     Independent Auditors' Report                              19
     Consolidated Balance Sheets, December 31, 1995 and 1994   20
     Consolidated Statements of Earnings
          Years ended December 31, 1995, 1994, and 1993      21-22
     Consolidated Statements of Stockholders' Equity
          Years ended December 31, 1995, 1994, and 1993        23
     Consolidated Statements of Cash Flows
          Years ended December 31, 1995, 1994, and 1993      24-25
     Notes to Consolidated Financial Statements,
          December 31, 1995, 1994, and 1993                  26-45
     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                46-64

 2.  Financial Statement schedules required by Item 8 of this form.
                                                                Page(s)
                                                            in this Annual
                                                           Report Form 10-K

     Independent Auditors' Report                                 S-3

     Schedule I - Condensed Financial Information of
      Parent Company:
          Balance Sheets - December 31, 1995 and 1994             S-4
          Statements of Earnings - Years ended December 31,
           1995, 1994 and 1993                                    S-5
          Statements of Stockholders' Equity - Years ended
           December 31, 1995, 1994 and 1993                       S-6
          Statements of Cash Flows - Years ended December 31,
           1995, 1994 and 1993                                 S-7 & S-8

     Schedule II - Valuation and Qualifying Accounts - Years
      ended December 31, 1995, 1994 and 1993                      S-9

     All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the consolidated financial statements and notes thereto.

(b)  Reports on Form 8-K

     Exhibit 2: Current report on Form 8-K as filed on July 27, 1995, reporting the merger of Nebraska Cellular Telephone Corporation, a Nebraska Corporation, with and into Capital Acquisition Corp., a Nebraska corporation and a wholly-owned subsidiary of the Company.

(c)  Exhibits

ITEM 14.  cont'd.

     Exhibit 3:   Articles of Incorporation and By-Laws

                  (3.1) Articles of Incorporation with amendments (incorporated by reference to Exhibit 3 of the Company's Form S-3 Registration Statement No. 33-52117).

                  (3.2) By-Laws as amended March 16, 1994 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
                         December 31, 1993).

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

                  (4.4) The Indenture issued by Lincoln Telephone (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

                  (4.5) Supplemental Indenture Eleven dated June 1, 1990, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

     Exhibit 10:  Material Contracts

                  (10.1) The 1989 Stock and Incentive Plan, incorporated by reference to Exhibit - Form S-8, File 33-39551, effective March 22, 1991, and is incorporated herein by this reference.

                  (10.2) A form of the Executive Benefit Plan agreement, as amended through January 1, 1993, provided to the executive officers and director-level managers of the Corporation and its affiliates,

ITEM 14.  cont'd.

                          and a form of the Key Executive Employment and Severance Agreement provided to the executive officers of the Corporation and its affiliates on December 23, 1987, (incorporated by reference to
                          Exhibit 10 to the Company's 1992 Form 10-K
                          Report).

     Exhibit 13:  Annual Report to Stockholders

                  Filed as an exhibit to this Report on Form 10-K and incorporated as indicated herein by reference.

     Exhibit 21:  Subsidiaries of the Registrant.

                  The Company owns all the outstanding common stock of Lincoln Telephone, NCTC, LinTel, and Prairie. See pages 43 - 45, 1995 Annual Report to Stockholders, (Exhibit 13, filed with this report).

     Exhibit 23:  Accountants' Consent

                  Attached hereto.

     Exhibit 24:  Powers of Attorney

                  Attached hereto.

     Exhibit 27:  Financial Data Schedule

                  Attached hereto.

     Exhibits 9, 11, 12, 16, 18, 22, and 28 are not applicable.

(d) The required schedules are filed as part of Item 14 (a) 2 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN TELECOMMUNICATIONS COMPANY

   /s/ Michael J. Tavlin                                 March 28, 1996
By--------------------------------------------     Date-----------------
   Michael J. Tavlin, Vice President-Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                      Title             Date

      Thomas C. Woods, III        Director
      James W. Strand             Director
      Duane W. Acklie             Director
      William W. Cook, Jr.        Director
      Terry L. Fairfield          Director
      James E. Geist              Director
      John Haessler               Director
      Charles R. Hermes           Director
      Donald H. Pegler, Jr.       Director
      Paul C. Schorr, III         Director
      William C. Smith            Director        /s/ Michael J. Tavlin
      Charles N. Wheatley         Director     By _________________________
                                                      Attorney-in-Fact
      Lyn Wallin Ziegenbein       Director


/s/ Frank H. Hilsabeck            Principal Executive
_______________________________   Officer and Director
      Frank H. Hilsabeck

/s/ Robert L. Tyler               Principal Financial
_______________________________   Officer
      Robert L. Tyler

/s/ Michael J. Tavlin
_______________________________   Officer
      Michael J. Tavlin

                       LINCOLN TELECOMMUNICATIONS COMPANY
                               AND SUBSIDIARIES

                   Independent Auditors' Report and Schedules
                  Form 10-K Securities and Exchange Commission

                        December 31, 1995, 1994 and 1993

                   (With Independent Auditors' Report Thereon)

               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                            Index to Schedules Filed


                                                                   Schedule

Independent Auditors' Report

Condensed Financial Information of Parent Company:
    Balance Sheets - December 31, 1995 and 1994
    Statements of Earnings - Years ended December 31, 1995, 1994 and 1993
    Statements of Stockholders' Equity - Years ended December 31,
      1995, 1994 and 1993
    Statements of Cash Flows - Years ended December 31, 1995,
      1994 and 1993                                                       I

Valuation and Qualifying Accounts - Years ended December 31, 1995,
  1994 and 1993                                                          II

All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the consolidated financial statements and notes thereto.

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Lincoln Telecommunications Company:


Under date of February 2, 1996, we reported on the consolidated balance sheets of Lincoln Telecommunications Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholdersO equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




Lincoln, Nebraska
February 2, 1996

                                                                 Schedule I

               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                                 Balance Sheets
                             (Parent Company Only)

                           December 31, 1995 and 1994
                                                             1995      1994
                                                         (Dollars in thousands)
Current assets:
   Cash and cash equivalents                             $   3,759     2,576
   Temporary investments                                     1,600     4,280
   Other current assets                                      8,268     6,652
                                                           -------   -------
          Total current assets                              13,627    13,508

Investment in subsidiaries                                 151,016   153,166

Note receivable from subsidiary                             37,848    33,704

Other assets                                                 3,763    10,199

Goodwill, net of amortization                              124,022       -
                                                           -------   -------
                                                         $ 330,276   210,577
                                                           =======   =======

Current liabilities:
   Notes payable to banks                                      -       6,000
   Other current liabilities                                 9,794     7,372
                                                           -------   -------
          Total current liabilities                          9,794    13,372

Deferred credits                                               937       770

Long-term debt                                              60,000       -

Stockholders' equity:
   Common stock                                              9,312     8,245
   Premium on common stock                                 106,822    37,481
   Retained earnings                                       151,754   159,143
   Treasury stock                                           (8,343)   (8,434)
                                                           -------   -------
          Total stockholders' equity                       259,545   196,435
                                                           -------   -------
                                                         $ 330,276   210,577
                                                           =======   =======

                                                                    (Continued)

                                                              Schedule I,cont.

               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                             Statements of Earnings
                             (Parent Company Only)

                  Years ended December 31, 1995, 1994 and 1993

                                                      1995      1994      1993
                                                       (Dollars in thousands)
Income:
   Equity in earnings of subsidiaries               $ 11,662    30,810    7,001
   Interest income:
     Subsidiary                                        4,144     3,690    3,286
     Other investments                                 2,190     1,436    1,594
                                                      ------    ------   ------
                                                      17,996    35,936   11,881

Interest expense and other deductions                 (4,229)     (997)    (870)
                                                      ------    ------   ------
          Earnings before income taxes and
            cumulative effect of change in
            accounting principle                      13,767    34,939   11,011

Income tax expense                                    (1,479)   (1,559)  (1,184)
                                                      ------    ------   ------
         Earnings before cumulative effect of
           change in accounting principle             12,288    33,380    9,827

Cumulative effect of change in  accounting principle     -         -        (27)
                                                      ------    ------   ------
         Net earnings                               $ 12,288    33,380    9,800
                                                      ======    ======   ======

                                                                   (Continued)

                                                            Schedule I,cont.

               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                       Statements of Stockholders' Equity
                              (Parent Company Only)

                  Years ended December 31, 1995, 1994 and 1993
                                                      1995      1994      1993
                                                       (Dollars in thousands)
Common stock (note)                               $   9,312     8,245     8,245
                                                    -------   -------   -------

Premium on common stock (note)                      106,822    37,481    37,481
                                                    -------   -------   -------

Retained earnings:
   Beginning of year                                159,143   142,859   149,008
   Net earnings                                      12,288    33,380     9,800
   Dividends declared                               (19,677)  (17,096)  (15,949)
                                                    -------   -------   -------
   End of year                                      151,754   159,143   142,859
                                                    -------   -------   -------

Treasury stock:
   Beginning of year                                 (8,434)   (4,553)   (5,299)
   Net (purchases) sales                                 91    (3,881)      746
                                                    -------   -------   -------
   End of year                                       (8,343)   (8,434)   (4,553)
                                                    -------   -------   -------
          Total stockholders' equity              $ 259,545   196,435   184,032
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

                                                                (Continued)

                                                            Schedule I,cont.

               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                            Statements of Cash Flows
                              (Parent Company Only)
                  Years ended December 31, 1995, 1994 and 1993

                                                      1995       1994       1993
                                                        (Dollars in thousands)
Cash flows from operating activities:
   Net earnings                                     $ 12,288     33,380     9,800
                                                      ------     ------    ------
   Adjustments to reconcile net earnings to net
     cash used for operating activities:
       Increase in note receivable                    (4,144)    (3,691)   (3,286)
       Amortization                                    1,570        -         -
       Equity in earnings of subsidiaries            (11,662)   (30,810)   (7,001)
       Restructuring charge                                8        -         -
       Changes in assets and liabilities resulting
         from operating activities:
           Other current assets                         (616)      (146)     (758)
           Other current liabilities                   1,450        746       665
           Deferred credits                              167       (235)     (479)
                                                      ------     ------    ------
             Total adjustments                       (13,227)   (34,136)  (10,859)
                                                      ------     ------    ------
             Net cash used for operating activities     (939)      (756)   (1,059)
                                                      ------     ------     ------
Cash flows from investing activities:
   Net sales (purchases) of temporary investments      2,680      5,074      (755)
   Purchases of investments and other assets            (830)    (2,382)     (570)
   Purchase of Nebraska Cellular Telephone
     Corporation, net                                 (1,606)       -         -
                                                      ------     ------    ------
             Net cash provided by (used for)
               investing activities                      244      2,692    (1,325)
                                                      ------     ------    ------
Cash flows from financing activities:
   Dividends to stockholders                         (18,713)   (16,855)  (15,364)
   Payments on notes payable                          (6,000)    (5,500)   (2,500)
   Net sales (purchases) of treasury stock                91     (3,881)      746
   Dividends from subsidiaries                        26,500     24,500    21,500
                                                      ------     ------    ------
             Net cash provided by (used for)
               financing activities                    1,878     (1,736)    4,382
                                                      ------     ------    ------
Increase in cash and cash equivalents                  1,183        200     1,998
Cash and cash equivalents at beginning of year         2,576      2,376       378
                                                      ------     ------    ------
Cash and cash equivalents at end of year           $   3,759      2,576     2,376
                                                      ======     ======    ======

                                                                  (Continued)

                                                           Schedule I,cont.


               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                       Statements of Cash Flows, Continued
                             (Parent Company Only)

                  Years ended December 31, 1995, 1994 and 1993


                                                      1995       1994       1993
                                                        (Dollars in thousands)

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                       $ 1,852      405        465
                                                     ======    =====      =====

     Income taxes                                   $ 1,892    1,792      1,542
                                                     ======    =====      =====


The Company consummated the acquisition of Nebraska Cellular Telephone Corporation during 1995. In connection with the acquisition, the following assets were acquired, liabilities assumed and long-term debt and common stock issued:
                                                   (Dollars in thousands)
   Property and equipment                              $   28,101
   Excess of cost of net assets acquired                  124,609
   Long-term debt assumed                                 (17,890)
   Other assets and liabilities                             3,476
   Prior investment in Nebraska Cellular Telephone
     Corporation                                           (6,282)
   Issuance of long-term debt                             (60,000)
   Common stock issued                                    (70,408)
                                                           ------
   Decrease in cash                                    $    1,606
                                                           ======

                                                                  Schedule II

               LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                   Years ended December 31, 1995, 1994 and 1993

                                                     Addition
                                         Additions    due to      Deductions
                             Balance at  charged to  purchase of     from     Balance
                             beginning   costs and    Nebraska    allowance   at end
         Description          of year    expenses     Cellular      (note)    of year
                                           (Dollars in thousands)
                                                           >
Year ended December 31, 1995,
  Allowance deducted from
  asset accounts, allowance
  for doubtful receivables     $ 459         820        272          797        754
                                ====         ===        ===          ===        ===

Year ended December 31, 1994,
  Allowance deducted from
  asset accounts, allowance
  for doubtful receivables     $ 382         533         -           456        459
                                ====         ===        ===          ===        ===

Year ended December 31, 1993,
  Allowance deducted from
  asset accounts, allowance
  for doubtful receivables     $ 419         474         -           511        382
                                ====         ===        ===          ===        ===


Note:  Customers' accounts written-off, net of recoveries.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 11-K

       X         Annual Report pursuant to Section 15(d)
     -----       of the SECURITIES EXCHANGE ACT of 1934
                 [Fee Required]

                 For the Fiscal Year Ended December 31, 1995

                                       Or

                 Transition Report pursuant to Section 15(d)
     -----       of the SECURITIES EXCHANGE ACT of 1934
                 [No Fee Required]

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

                       December 31, 1995, 1994 and 1993

                  (With Independent Auditors' Report Thereon)

                       LINCOLN TELECOMMUNICATIONS COMPANY
                       EMPLOYEE AND STOCKHOLDER DIVIDEND
                      REINVESTMENT AND STOCK PURCHASE PLAN

                         Index to Financial Statements


Independent Auditors' Report

Statements of Financial Condition - December 31, 1995 and 1994

Statements of Revenues and Common Stock Purchases -
Years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements - December 31, 1995, 1994 and 1993

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Telecommunications Company Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan at December 31, 1995 and 1994, and its revenues and common stock purchases for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                       /s/ KPMG Peat Marwick LLP


Lincoln, Nebraska
February 7, 1996

                       LINCOLN TELECOMMUNICATIONS COMPANY
                       EMPLOYEE AND STOCKHOLDER DIVIDEND
                      REINVESTMENT AND STOCK PURCHASE PLAN

                       Statements of Financial Condition

                          December 31, 1995 and 1994


                     Assets                               1995       1994

Due from Lincoln Telecommunications Company (note 2):
   Contributions                                        $ 190,124   153,539
   Dividends                                              309,887   282,989
                                                          -------   -------
                                                        $ 500,011   436,528
                                                          =======   =======
                  Liabilities

Balance to be invested in common stock for
   participants (notes 1 and 2)                         $ 500,011   436,528
                                                          =======   =======


See accompanying notes to financial statements.

                       LINCOLN TELECOMMUNICATIONS COMPANY
                       EMPLOYEE AND STOCKHOLDER DIVIDEND
                      REINVESTMENT AND STOCK PURCHASE PLAN

                Statements of Revenues and Common Stock Purchases

                  Years ended December 31, 1995, 1994 and 1993


                                            1995         1994       1993

Revenues:
   Cash dividends                       $ 1,158,320   1,096,160    925,269
   Contributions                            744,930     734,044    760,455
                                          ---------   ---------  ---------
                                          1,903,250   1,830,204  1,685,724
                                          ---------   ---------  ---------

Assets held for purchases of common stock
  (note 2):
     Beginning of year                      436,528     446,899    387,682
     Less, end of year                     (500,011)   (436,528)  (446,899)
                                          ---------   ---------  ---------
                                            (63,483)     10,371    (59,217)
                                          ---------   ---------  ---------

Common stock purchases                  $ 1,839,767   1,840,575  1,626,507
                                          =========   =========  =========


See accompanying notes to financial statements.

                       LINCOLN TELECOMMUNICATIONS COMPANY
                       EMPLOYEE AND STOCKHOLDER DIVIDEND
                      REINVESTMENT AND STOCK PURCHASE PLAN
                         Notes to Financial Statements
                        December 31, 1995, 1994 and 1993

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

     Shares are offered for purchase to all stockholders and all regular full-time and regular part-time employees of the Company with not less than six months of service. Any individual who owns 5% or more of the total combined voting power of value of all classes of stock of the Company is not eligible to participate in the Plan.

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

     Shares purchased in the open market for the Plan aggregated 115,385, 112,423 and 115,208 during 1995, 1994 and 1993, respectively. At

     December 31, 1995, the agent for the Plan held 1,147,583 shares registered for participants.

 (3) INCOME TAXES

     No provision is made for income taxes relating to the operations of the Plan. Any income tax consequences of participation in the Plan are borne by the participants.

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

                                              /s/ Michael J. Tavlin
                                       By _____________________________
                                               Vice President-Treasurer

Date  March 28, 1996
    ------------------