Form 10-Q
period 1996-03-31
LINCOLN TELECOMMUNICATIONS CO
filed 1996-05-15
CIK 320446

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                   ----------------------------------------

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---              THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1996

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

                           Yes    X        No
                                -----          -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.


       Class of Common Stock              Outstanding at March 31, 1996
           $.25 par Value                           36,652,719

                     PART I - FINANCIAL INFORMATION
            LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

The following consolidated financial statements of Lincoln Telecommunications Company and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.
Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the 1995 Annual Report on Form 10-K, which are incorporated by reference.

Item 1 - Financial Statements

             LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                              Mar. 31, 1996   Dec. 31, 1995
                                               (Unaudited)      (Audited)
                                                  (Dollars in Thousands)
ASSETS
Current assets                                    $  74,926       $  84,102

Property and equipment less accumulated
 depreciation and amortization                      253,307         255,262

Investments and other assets                        172,072         171,100

Deferred charges                                     12,320           9,857
                                                  ---------       ---------
     Total assets                                 $ 512,625       $ 520,321
                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Note(s) payable to bank(s)                     $   2,000       $  10,000

   Accounts payable and accrued liabilities          62,160          64,764
                                                  ---------       ---------
     Total current liabilities                       64,160          74,764
                                                  ---------       ---------
Deferred credits and other long-term liabilities     64,905          63,805
                                                  ---------       ---------

Long-term debt                                      114,639         117,708
                                                  ---------       ---------
Preferred stock, 5%, redeemable                       4,499           4,499

Stockholders' equity                                264,422         259,545
                                                  ---------       ---------

     Total liabilities and stockholders' equity   $ 512,625       $ 520,321
                                                  =========       =========

                       LINCOLN TELECOMMUNICATIONS COMPANY
                       CONSOLIDATED STATEMENT OF EARNINGS*
                                   (UNAUDITED)

                                                 Three Months Ended
                                            Mar 31, 1996    Mar 31, 1995
                                   (Dollars in Thousands Except Per Share Data)
Telephone revenues:*
   Local network services                       $ 18,448        $ 17,514
   Access services                                14,070          13,197
   Long distance services                          8,341           8,070
   Other wireline communications services          6,325           5,905
                                                 -------         -------
         Total telephone revenues                 47,184          44,686

   Wireless communications services               13,019           3,159
   Telephone equipment sales and services          4,998           4,243
   Intercompany revenues                          (2,057)         (1,757)
                                                 -------         -------
         Total operating revenues                 63,144          50,331
                                                 -------         -------

Operating expenses:
   Depreciation and amortization                  11,332           8,091
   Other operating expenses                       35,917          27,793
   Taxes, other than payroll and income              817             874
   Intercompany expenses                          (2,057)         (1,757)
                                                 -------         -------
      Total operating expenses                    46,009          35,001
                                                 -------         -------
      Operating income                            17,135          15,330
                                                 -------         -------

Non-operating income and expense:
   Income from interest and other
    investments                                    2,031           1,445
   Interest expense and other deductions           2,651           1,699
                                                 -------         -------
      Net non-operating expense                      620             254
                                                 -------         -------

      Income before income taxes                  16,515          15,076
Income taxes                                       6,697           5,836
                                                 -------         -------
      Net income                                   9,818           9,240
Preferred dividends                                   56              56
                                                 -------         -------
      Earnings available for common shares       $ 9,762         $ 9,184
                                                 =======         =======

(Continued on following page)

                      LINCOLN TELECOMMUNICATIONS COMPANY
                  CONSOLIDATED STATEMENT OF EARNINGS (Cont'd)*
                                  (UNAUDITED)

                                                 Three Months Ended
                                            Mar 31, 1996    Mar 31, 1995
                                     (Dollars in Thousands Except Per Share Data)


      Earnings per common share                  $   .27         $   .28
                                                 =======         =======

Weighted average common shares outstanding
 (in thousands)                                   36,647          32,372
                                                 =======         =======

Dividends declared per common share              $   .15         $   .14
                                                 =======         =======

*Certain reclassifications have been made to the historical consolidated statements of earnings to conform to the current presentation.

                     LINCOLN TELECOMMUNICATIONS COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                    Three Months Ended
                                               Mar. 31, 1996  Mar. 31, 1995
                                                  (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                      $  9,818       $  9,240
                                                   --------       --------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                  11,339          8,098
      Net change in investments and other assets       (848)          (118)
      Deferred income taxes                           1,484            247
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                  2,154            (26)
         Other assets                                 1,252           (172)
         Accounts payable and accrued expenses       (5,112)           916
         Other liabilities                            2,735          4,111
                                                    --------       -------
               Total adjustments                     13,004         13,056
                                                   --------       --------
               Net cash provided by operating
                activities                           22,822         22,296
                                                   --------       --------
Cash flows from investing activities:
   Expenditures for property and equipment           (8,504)       (13,280)
   Net salvage on retirements                            (1)          (100)
                                                   --------       --------
               Net capital additions                 (8,505)       (13,380)

   Proceeds from sale of investments and other
    assets                                               31            --
   Purchases of investments and other assets           (990)        (1,208)
   Purchases of temporary investments                (1,669)          (439)
   Maturities and sales of temporary investments      2,010          2,095
                                                   --------       --------
               Net cash used for investing
                activities                           (9,123)       (12,932)
                                                   --------       --------
Cash flows from financing activities:
   Dividends to stockholders                         (5,549)        (4,585)
   Proceeds from issuance of notes payable              --           1,350
   Retirement of notes payable                       (8,000)        (4,000)
   Retirement of long term debt                      (3,687)           --
   Net purchases and sales of treasury stock            615            483
                                                   --------       --------
               Net cash used in
                financing activities                (16,621)        (6,752)
                                                   --------       --------
(Continued on following page)

                     LINCOLN TELECOMMUNICATIONS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                 (UNAUDITED)

                                                     Three Months Ended
                                               Mar. 31, 1996  Mar. 31, 1995
                                                    (Dollars in Thousands)

Net increase (decrease) in cash and cash
 equivalents                                         (2,922)          2,612
Cash and cash equivalents at beginning of year       21,151          22,038
                                                   --------        --------

Cash and cash equivalents at end
 of quarter                                        $ 18,229        $ 24,650
                                                   ========        ========

Supplemental disclosures of cash flow information:
      Interest paid                                $  1,034        $    359
                                                   ========        ========
      Taxes paid                                   $      2        $  1,780
                                                   ========        ========

           LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Business

The consolidated Form 10-Q reflects the operations of Lincoln Telecommunications Company (the Company) and its wholly owned subsidiaries. The primary subsidiary is The Lincoln Telephone and Telegraph Company (LT&T) which provides local and long distance telephone service in 22 southeastern counties of Nebraska. It provides cellular telecommunications services in the Lincoln, Nebraska Metropolitan Statistical Area (MSA) (which includes all of Lancaster County in Nebraska) under the name of Lincoln Telephone Cellular. Nebraska Cellular Telephone Corporation (NCTC) provides cellular service outside the Lincoln and Omaha metropolitan areas in Nebraska. NCTC was acquired July 13, 1995, and this acquisition was accounted for as a purchase and is further described in Part II, Item 5 of this report. LinTel Systems Inc. (LinTel) provides toll services beyond LT&T's local service territory, sales of non-regulated telecommunications products and services and telephone answering services. Prairie Communications, Inc. (Prairie) has a 50% investment in, and is the operating partner of, a general partnership with Centel Nebraska, Inc. (Centel) which manages a limited partnership providing cellular telecommunications services in the Omaha MSA (which includes Douglas and Sarpy Counties in Nebraska and Pottawatomie County in Iowa). The limited partnership is doing business as First Cellular Omaha (FCO). A joint venture with Anixter Bros., Inc., doing business as Anixter-Lincoln, warehouses and distributes electrical wire, cable, and communications products in a six-state area which includes Nebraska, North and South Dakota, Wyoming, Montana and Idaho. Effective October 1, 1995, the Company sold 30% of its interest in Anixter-Lincoln, reducing its ownership to 20%.

The Telecommunications Act of 1996 was signed into effect in February 1996. The bill facilitates the entry of new competitors into the local exchange market by allowing companies to purchase and resell Local Exchange Carrier
(LEC) services, by requiring companies to unbundle their networks, and by requiring LEC's to negotiate interconnection agreements with companies who want connection to LEC networks. However, the Telecommunications Act of 1996 also provides opportunities for the Company, such as entry into the cable television market, and entry into new geographic markets with either a full range of services or selected services to niche markets.

(2) Prior Year Accounting Changes

Financial Accounting Standard (FAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs by charging its customers rates prescribed by regulators and that competition will not threaten the recovery of those costs. Having achieved price regulation and recognizing potential increased competition, the Company concluded, in the fourth quarter of 1995, that the principles prescribed by FAS 71 were no longer appropriate. As a result, a non-cash, extraordinary charge of $16,516,000, net of an income tax benefit of $9,352,000, was incurred by LT&T in December 1995.

On adoption of FAS 109, "Accounting for Income Taxes," in 1993, adjustments were required to adjust excess deferred tax levels to the currently enacted statutory rates as regulatory liabilities and regulatory assets were recognized on the cumulative amount of tax benefits previously flowed through to ratepayers. These tax-related regulatory assets and liabilities were grossed up for the tax effect anticipated when collected at future rates. At the time the application of FAS 71 was discontinued, the tax-related regulatory assets and regulatory liabilities were eliminated and the related deferred taxes were adjusted to reflect application of FAS 109 consistent with unregulated entities.

(3) Managed Cellular Markets

The Company manages all four cellular entities in which it has an ownership interest. The Lincoln MSA and NCTC are wholly-owned markets containing approximately 221,000 and 883,000 POPs, respectively. Through its general partnership with Centel, the Company holds a 27.6% interest in the limited partnership, which operates the Omaha MSA market, containing approximately 627,000 POPs. The Company also holds an option to purchase an additional 27.6% interest in the partnership commencing on December 31, 1996, and continuing for the two-year period thereafter.

In addition, the Company has an 11.8% interest in Iowa Rural Service Area 1 (RSA 1) which is contiguous to the Company's telephone operating area in Nebraska and to Omaha, and contains approximately 61,000 POPs. By the end of first quarter 1996, penetration (subscribers compared to POPs) rates achieved in these markets by the entities in which the Company holds interests were 14.3% in the Lincoln MSA, 10.3% in NCTC RSA's, 8.2% in the Omaha MSA, and 5.0% in RSA 1.

The Company believes the use of proportionate operating data for these managed cellular markets facilitates the understanding and assessment of its consolidated financial statements. Reporting proportionate data for the cellular markets is not in accordance with generally accepted accounting principles. The proportionate data summarized below reflects the Company's relative ownership interests in its managed markets.

   Supplemental Proportionate Data For Managed Cellular Markets (1)
                            First Quarter
                        (dollars in thousands)
                             Unaudited

                                                                  Total
                                  Total          Total Not    Proportionate
                              Consolidated(2) Consolidated(3)      Data

Customer Lines           1996    117,514         14,614          132,128
                         1995     22,469          9,830           32,299
                         1994     14,680          6,782           21,462

Service Revenues         1996   $ 12,995        $ 1,747         $ 14,742
                         1995      3,018          1,292            4,310
                         1994      2,147            984            3,131

Operating Expenses       1996   $  8,031        $ 1,071         $  9,102
 (before depreciation)   1995      1,576            822            2,398
                         1994      1,172            695            1,867

Net Operating Income     1996   $  3,294        $   429         $  3,723
                         1995      1,192            285            1,477
                         1994     (2,643)        (2,004)          (4,647)

EBITDA (4)               1996   $  4,964        $   676         $  5,640
                         1995      1,442            470            1,912
                         1994        975            289            1,264

     (1) The Company's interest in NCTC is not included in the proportionate data prior to acquisition in July 1995.

     (2) Financial activities of the Lincoln MSA and NCTC since acquisition are included in respective operating portions of the Company's Consolidated Statements of Earnings.

     (3) The Company's share of the financial activities of the Omaha MSA (27.6%) and the Iowa RSA 1 (11.8%) are not included in the operating portions of the Company's Consolidated
         Statements of Earnings.

     (4) Earnings before interest, taxes, depreciation and amortization is commonly used in the cellular communications industry to analyze cellular providers on the bases of operating performance, and liquidity. EBITDA should not be considered an alternate to (i) operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or (ii) cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

(4) Restructuring Charges and Work Force Reduction

In 1995, LT&T, the local operating company, reduced its operator service work force from 140 to approximately 50 employees. The current work force handles the Company's long distance operator service needs. The Company offered retirement and separation incentives along with out-placement services to those employees affected by the work force adjustment. These actions resulted in a pre-tax non-recurring charge of $1,555,000 or $937,000 after the income tax effect, reducing 1995 earnings per share by $0.03. Savings resulting from new procedures are expected to offset this non-recurring charge within two years.

In addition, in November 1995, the Company announced its plans to reduce its existing work force by offering a voluntary early retirement program to eligible employees. The eligible employees are both management and non-management employees who are employed by the Company, LT&T and LinTel. The Company implemented an enhancement to the Company's pension plan by adding five years to both the age and net credited service for eligible employees. The program also provides for the employees to receive a lump-sum payment and a supplemental monthly income payment in addition to their normal pension.
As a result of 330 employees accepting this voluntary early retirement offer, the Company recorded a reduction to the Company's pension asset and recognized a restructuring charge of $20.1 million at December 31, 1995.
The charge included pension enhancements of $23.4 million and curtailment gains of $3.3 million.

(5) Income Taxes

Total income tax expense for the three-month periods ended March 31, 1996 and 1995 was $6,697,000 and $5,836,000, respectively, and was comprised solely of income taxes on income from continuing operations. Income tax expense (benefit) attributable to income from continuing operations for the three-month periods ended March 31, 1996 and 1995 consists of the following:

                                     Three Months Ended March 31,
                                        1996             1995
                                    ------------     ------------
  Current
    U.S. Federal                    $ 4,529,000      $ 4,776,000
    State and local                   1,045,000        1,066,000
                                    ------------     ------------
  Total current tax expense           5,574,000        5,842,000
  Deferred
    U.S. Federal                      1,105,000          152,000
    State and local                     209,000          126,000
                                    ------------     ------------
  Total deferred tax expense          1,314,000          278,000
  Investment tax credits               (191,000)        (284,000)
                                    ------------     ------------
  Total income tax expense          $ 6,697,000      $ 5,836,000
                                    ============     ============

Income tax expense differed from the amounts computed by applying the U. S. Federal income tax rate of 35 percent to pretax income from continuing operations as stated in the following:

                                     Three Months Ended March 31,
                                       1996             1995
                                    ------------     ------------

  Computed "expected" tax expense   $ 5,780,000      $ 5,277,000
  Increase (reduction) in
    income taxes resulting from:
    State and local taxes, net
       of Federal tax benefit           816,000          775,000
    Amortization of goodwill            280,000                0
    Non-taxable interest income         (20,000)         (31,000)
    Amortization of regulatory
      deferred charges                        0          479,000
    Amortization of regulatory
      deferred liabilities                    0         (448,000)
    Amortization of investment
      tax credits                      (191,000)        (284,000)
    Other, net                           32,000           68,000
                                    ------------     ------------
    Total income tax expense        $ 6,697,000      $ 5,836,000
                                    ============     ============

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the three-month periods ended March 31, 1996 and 1995 were the following:

                                     Three Months Ended March 31,
                                       1996             1995
                                    ------------     ------------

  Deferred tax expense              $ 1,314,000      $   247,000
  Amortization of regulatory
    deferred charges                          0          479,000
  Amortization of regulatory
    deferred liabilities                      0         (448,000)
                                    ------------     ------------
  Total deferred tax expense        $ 1,314,000       $  278,000
                                    ============     ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996 and December 31, 1995 are presented below:

                                  March 31, 1996   December 31, 1995
                                ------------------ -----------------
  Deferred tax assets:
    Accumulated post-retirement
      benefit cost                  $17,723,000      $17,493,000
    Voluntary Early Retirement
      Program                         7,168,000        7,697,000
    Other                             2,515,000        3,091,000
                                    ------------     ------------
        Total gross deferred
         tax assets                  27,406,000       28,281,000
        Less valuation allowance             --               --
                                    ------------     ------------
       Net deferred tax assets      $27,406,000      $28,281,000
                                    ============     ============

Deferred tax liabilities:
     Plant and equipment,
       principally due to
       depreciation differences     $33,963,000      $33,011,000
    Other                             3,039,000        3,382,000
                                    ------------     ------------
       Total gross deferred tax
         liabilities                 37,002,000       36,393,000
                                    ------------     ------------
       Net deferred tax
         liabilities                $ 9,596,000      $ 8,112,000
                                    ============     ============

As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and the Company's expected taxable income in future years, no valuation allowance for deferred tax assets is expected for 1996.

(6) Postretirement Benefits

In addition to the Company's defined benefit pension plan, the Company sponsors a health care plan (Plan) that provides postretirement medical and other benefits to employees who meet minimum age and service requirements upon retirement.

The following table presents the Plan's status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1995:

  Accumulated Postretirement Benefit Obligation:

    Retirees                                        $29,520,000
    Active plan participants - fully eligible        12,012,000
    Active plan participants - other                 10,161,000
                                                    ------------
                                                     51,693,000

    Unrecognized prior service cost                  (1,710,000)
    Unrecognized net loss                            (5,660,000)
                                                    ------------
    Accrued postretirement benefit costs            $44,323,000
                                                    ============

For purposes of measuring the benefit obligation, a discount rate of 8.0% and an 11.3% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1995. The projected rates for 1996 are 8.0% and 11.3%, respectively. The health care cost trend rate of increase was assumed to decrease gradually to 5.5% by the year 2004.

The Company has not designated any assets to fund Plan obligations. Net periodic postretirement benefit costs for the three-month periods ended March 31, 1996 and 1995 include the following components:

                                      Three Months Ended March 31,
                                       1996              1995
                                    ------------     ------------
  Service cost                      $   124,000      $    96,000
  Interest cost                       1,010,000          982,000
  Unrecognized prior service cost        28,000            3,000
  Amortization of
    unrecognized loss                     8,000           49,000
                                    ------------     ------------
  Net periodic postretirement
   benefit costs                    $ 1,170,000      $ 1,130,000
                                    ============     ============

For purposes of measuring the benefit cost, a discount rate of 8.0% and an 11.7% annual rate of increase in the health care cost trend rate was assumed for 1996, 8.0% and 11.7% for 1995. This rate of increase was assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported.

(7) Temporary Investments

The Company applies the provisions of Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

FAS No. 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to FAS No. 115, the Company has classified all of its investments as "available for sale" at March 31, 1996 and 1995. This information is summarized as follows:

                                              March 31, 1996
                              --------------------------------------------
                                                                 Estimated
                              Amortized      Gross Unrealized      Market
                                Cost         Gains     Losses      Value
                              ---------      -----     ------    ---------
Equity Securities            $ 1,222,000    44,000    (33,000)    1,233,000
U.S. Government obligations    1,697,000     1,000    (46,000)    1,652,000
U.S. Government agency
  obligations                  5,958,000    83,000   (101,000)    5,940,000
Corporate debt securities      3,845,000    68,000   (150,000)    3,763,000
                             -----------   -------   ---------   ----------
                             $12,722,000   196,000   (330,000)   12,588,000
                             ===========   =======   =========   ==========

                                              March 31, 1995
                              --------------------------------------------
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
                             ===========   =======   =========   ==========

The net unrealized loss on investments available for sale is not reported separately as a component of stockholders' equity due to its insignificance to the consolidated balance sheet at March 31, 1996 and 1995.

The amortized cost and estimated market value of debt securities at March
31, 1996 and 1995, by contractual maturity, are shown in the following table. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                      March 31, 1996
                                                 ------------------------
                                                                Estimated
                                                 Amortized        Market
                                                   Cost           Value
                                                 ---------      ---------

Due after three months through five years       $ 9,195,000    $ 9,112,000
Due after five years through ten years            2,305,000      2,243,000
                                                -----------    -----------
                                                $11,500,000    $11,355,000
                                                ===========    ============

                                                      March 31, 1995
                                                 ------------------------
                                                                Estimated
                                                 Amortized        Market
                                                   Cost           Value
                                                 ---------      ---------

Due after three months through five years       $18,137,000    $17,980,000
Due after five years through ten years            2,611,000      2,295,000
                                                -----------    -----------
                                                $20,748,000    $20,275,000
                                                ===========    ============

The gross realized gains and losses on the sale of securities were insignificant to the consolidated financial statements for the three months ended March 31, 1996 and 1995. The Company does not invest in securities classified as held to maturity or traded securities.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Total capital additions to communications facilities for 1996 are now projected to be $51,498,000. During the three-month period ended March 31, 1996, cash provided by operating activities, less dividends paid, exceeded capital expenditures.

The Company consummated the acquisition of NCTC on July 13, 1995. In connection with this acquisition, the following assets were acquired, liabilities assumed/incurred and common stock issued (in thousands):

Property, plant and equipment                  $ 28,101
Excess cost of net assets acquired              124,609
Notes payable assumed                           (17,890)
Other assets and liabilities,
  excluding cash and cash equivalents             2,167
Prior investment in NCTC                         (6,282)
Common stock issued                             (70,408)
Issuance of long-term debt                      (60,000)
                                              ---------
Decrease in cash                              $     297
                                              =========

This acquisition is reflected in the investing activities of the Company's consolidated statement of cash flows further explained in Part II, Item 5.

As of March 31, 1996, the Company had $114,639,000 of long-term debt, consisting of the following:

   -  $44,000,000 of First Mortgage Bonds due June 1, 2000.
   - A $30,000,000 variable rate term loan due in 13 consecutive quarterly installments commencing on September 15, 1997.
   - A $27,000,000 variable rate revolving loan with principal due July 6, 1998, and interest due monthly.
   - $15,861,000 of various variable rate Rural Telephone Finance Cooperative (RTFC) loan agreements maturing through 2002.
   -  Less current installments of long-term debt of $2,222,000.

Results of Operations

Revenues
                                           First Quarter 1996
                                           Increase (Decrease)
                                               Over First
                                               Quarter 1995
                                           -------------------
Operating revenues:
  Telephone revenues:
    Local network services                        5.3%
    Access services                               6.6%
    Long distance services                        3.4%
    Other wireline communications                 7.1%
     services
        Total telephone revenues                  5.6%

  Wireless communications services              312.1%
  Telephone equipment sales and                  17.8%
   services
  Intercompany revenues                          17.1%
        Total operating revenues                 25.5%

All comparisons hereinafter made are of the first quarter for 1996 with the same period in 1995. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Local network services revenue increased $934,000 (5.3%). Basic local services revenue increased $620,000 (4.9%) led by growth in revenue from residence, small business, and PBX services for the three-month period. Residential and business telephone access lines in service grew by 7,532 (3.0%) from March 31, 1995. Expanded area services revenue increased $282,000 (15.9%) because of increased usage.

Access services revenue increased $873,000 (6.6%). Overall minutes of access use increased by 8.7%.

Other wireline communications services revenues, consisting of directory advertising and sales, carrier billing and collections, data communications, and miscellaneous items, increased $420,000 (7.1%). Data communications growth has been strong, mainly due to the introduction in 1995 of NAVIX, the Company's Internet access service.

Wireless communications revenues increased dramatically for the three-month period, principally due to the merger with NCTC. These revenues increased $9,860,000 (312.1%), of which $8,965,000 are revenues from NCTC. Lincoln Telephone Cellular revenues increased $872,000 (28.9%) for the three-month period and added 9,037 new customers. Customer penetration rates reached 14.3% for Lincoln Telephone Cellular and 10.3% for NCTC at the end of March 1996.

Telephone equipment sales and services revenues increased $755,000 (17.8%) for the three-month period, led by increased sales of business telecommunication products and services.

Overall, total operating revenues increased $12,813,000 (25.5%) for the three-month period ended March 31, 1996 over the same period in 1995.

Operating Expenses
                                          First Quarter 1996
                                         Increase (Decrease)
                                             Over First
                                             Quarter 1995
                                         -------------------

Depreciation and amortization                  40.1%
Other operating expenses                       29.2%
Taxes, other than payroll
  and income                                   (6.5%)
Intercompany expenses                          17.1%
    Total operating expenses                   31.5%

All comparisons hereinafter made are of the first quarter for 1996 with the same period in 1995. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Depreciation and amortization increased $3,241,000 (40.1%). This is due principally to the integration of NCTC's depreciation expense of $1,261,000, and amortization of $799,000 associated with the merger with NCTC. Also, as a result of discontinuance of FAS 71, depreciation expense for LT&T is now based on estimated economic useful lives rather than those prescribed by regulatory commissions, causing an additional increase in depreciation of $668,000.

Other operating expenses increased by $8,124,000 (29.2%). The acquisition of NCTC and inclusion of its operating expenses of $5,602,000 led to this increase. Excluding NCTC, other operating expenses grew by 9.1% as a result of the cost of increased sales.

Overall, total operating expenses increased $11,008,000 (31.5%) for the three-month period ended March 31, 1996, over the same period in 1995.

Non-Operating Income (Expense)
                                          First Quarter 1996
                                         Increase (Decrease)
                                             Over First
                                             Quarter 1995
                                         -------------------

Income from interest and
  other investments                            40.6%
Interest expense and other
  deductions                                   56.0%
    Net non-operating expense                 144.1%

Income from interest and other investments increased $586,000 (40.6%). The increase is primarily attributable to three factors: 1) the Company's portion of the loss from Omaha Cellular General Partnership decreased by $114,000 compared to last year; 2) interest income of $182,000 contributed from new acquisitions; and 3) an increase in income arising from temporary cash investments.

Interest expense and other deductions increased $952,000 (56.0%). The increase is due to additional outstanding debt resulting from the acquisition of NCTC in July 1995.

Income Taxes

Income taxes increased $861,000 (14.8%) for the three-month period. The increase is attributable to increased taxable income compared to the first quarter of 1995.

PART II - OTHER INFORMATION

Item 1-3  -  Not applicable

Item 4    -  Name Change

             Stockholders approved the amendment to the articles of incorporation changing the name of the Company from Lincoln Telecommunications Company to Aliant Communications Inc. at the annual meeting April 24, 1996. The name change was approved by a vote of 27,444,469 for the name change, and 2,048,846 against, for a total of 29,493,315 votes. The name change is expected to become effective in the third quarter of 1996.

Item 5    -  Purchase of Common Stock

             On April 24, 1991 the Board of Directors of the Company authorized the Company to purchase up to 600,000 shares of its common stock from time to time as market conditions warrant. As of March 31, 1996, 290,926 shares have been purchased. These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the Employee and Stockholder Dividend reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

             Acquisition

             On July 13, 1995, the Company completed the acquisition of all of the issued and outstanding common stock of Nebraska Cellular Telephone Corporation, a Nebraska corporation ("NCTC"). NCTC provides cellular service outside the Lincoln and Omaha metropolitan areas in Nebraska. Its network serves cellular users with transparent interconnection along the Interstate 80 corridor and other major highway systems across Nebraska. Prior to the acquisition, the Company owned approximately 16% of NCTC's outstanding common stock. As consideration for the remaining 84%, the Company issued to the shareholders of NCTC an aggregate of 4,267,146 shares of Company Common Stock and paid approximately $61.6 million in cash. NCTC operates as a wholly-owned subsidiary of the Company.

             Labor Agreements

             New three-year agreements between LT&T and the Communications Workers of America (CWA) became effective on October 16, 1995. A new three-year agreement between LinTel and the CWA was reached and became effective on May 20, 1995. Each agreement addressed wages and general working conditions. The LT&T agreement included a general wage increase of 10.9% over the three-year period ending October 15, 1998.

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


                            Lincoln Telecommunications Company
                            ----------------------------------
                                       (Registrant)





        May 15, 1996                /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





        May 15, 1996               /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer






____________________________
 *See General Instruction G
**Print name and title of the signing officer under his signature.

                                                                Form 10-Q
                            Exhibit Index


Exhibit                 Title                                     Page No.

27     Financial Data Schedule