Form 10-Q
period 1996-06-30
LINCOLN TELECOMMUNICATIONS CO
filed 1996-08-14
CIK 320446

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                   ----------------------------------------

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---              THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1996

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

                           Yes    X        No
                                -----           -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.


       Class of Common Stock              Outstanding at June 30, 1996
           $.25 par Value                           36,639,471

                     PART I - FINANCIAL INFORMATION
            LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

The following consolidated financial statements of Lincoln Telecommunications Company and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.
Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the 1995 Annual Report on Form 10-K and in this year's prior Quarterly Report on Form 10-Q, which are incorporated by reference.

Item 1 - Financial Statements

             LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET



                                              June 30, 1996   Dec. 31, 1995
                                               (Unaudited)      (Audited)
                                                  (Dollars in Thousands)
ASSETS
Current assets                                    $  78,664       $  84,102

Property and equipment less accumulated
 depreciation and amortization                      250,722         255,262

Other investments                                    49,058          47,078

Goodwill                                            123,206         124,022

Deferred charges                                     11,955           9,857
                                                  ---------       ---------

     Total assets                                 $ 513,605       $ 520,321
                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Note(s) payable to bank(s)                     $       0       $  10,000

   Accounts payable and accrued liabilities          60,709          64,764
                                                  ---------       ---------
     Total current liabilities                       60,709          74,764

Deferred credits and other long-term liabilities     65,592          63,805

Long-term debt                                      112,495         117,708

Preferred stock, 5%, redeemable                       4,499           4,499

Stockholders' equity                                270,310         259,545
                                                  ---------       ---------

     Total liabilities and stockholders' equity   $ 513,605       $ 520,321
                                                  =========       =========


                    LINCOLN TELECOMMUNICATIONS COMPANY
                    CONSOLIDATED STATEMENT OF EARNINGS
                                (UNAUDITED)

                                     Three Months Ended     Six Months Ended
                                     June 30,   June 30,   June 30,   June 30,
                                      1996       1995       1996       1995
                                   (Dollars in Thousands Except Per Share Data)
Operating revenues:*
  Telephone revenues:
    Local network services           $18,616    $17,808    $37,064    $35,322
    Access services                   14,375     12,866     28,445     26,063
    Long distance services             7,793      7,743     16,134     15,813
    Other wireline communications
     services                          6,535      5,938     12,860     11,843
                                     -------    -------    -------    -------
      Total telephone operating
       revenues                       47,319     44,355     94,503     89,041

Wireless communications revenues      15,790      3,502     28,809      6,661
Telephone equipment sales and
 services                              4,496      5,355      9,494      9,598
Intercompany revenues                 (2,071)    (1,769)    (4,128)    (3,526)
                                     -------    -------    -------    -------
      Total operating revenues        65,534     51,443    128,678    101,774
                                     -------    -------    -------    -------
Operating expenses:*
   Depreciation and amortization      11,428      8,348     22,760     16,439
   Other operating expenses           35,020     27,887     70,937     55,680
   Taxes, other than payroll
    and income                           825        832      1,642      1,706
   Intercompany expenses              (2,071)    (1,769)    (4,128)    (3,526)
                                     -------    -------    -------    -------
      Total operating expenses        45,202     35,298     91,211     70,299
                                     -------    -------    -------    -------
      Operating income                20,332     16,145     37,467     31,475
                                     -------    -------    -------    -------
Non-operating income and expense:
   Income from interest and other
    investments                        1,536      1,727      3,567      3,172
   Interest expense and other
    deductions                         2,436      1,584      5,087      3,283
                                     -------    -------    -------    -------
      Net non-operating expense          900       (143)     1,520        111
                                     -------    -------    -------    -------


(Continued on following page)

                    LINCOLN TELECOMMUNICATIONS COMPANY
                CONSOLIDATED STATEMENT OF EARNINGS (Cont'd)
                                (UNAUDITED)


                                     Three Months Ended     Six Months Ended
                                     June 30,   June 30,   June 30,   June 30,
                                      1996       1995       1996       1995
                                   (Dollars in Thousands Except Per Share Data)

      Income before income taxes     $19,432    $16,288    $35,947    $31,364
Income taxes                           7,815      6,313     14,512     12,149
                                     -------    -------    -------    -------
      Net income                      11,617      9,975     21,435     19,215
Preferred dividends                       56         56        112        112
                                     -------    -------    -------    -------
      Earnings available
       for common shares             $11,561    $ 9,919    $21,323    $19,103
                                     =======    =======    =======    =======
      Earnings per common share      $   .32    $   .31    $   .58    $   .59
                                     =======    =======    =======    =======

Weighted average common shares
 outstanding (in thousands)           36,655     32,337     36,651     32,354
                                     =======    =======    =======    =======

Dividends declared per common share  $   .15    $   .14    $   .30    $   .28
                                     =======    =======    =======    =======


*Certain reclassifications have been made to the historical consolidated statement of earnings to conform to the current presentation.


                     LINCOLN TELECOMMUNICATIONS COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS*
                                  (UNAUDITED)

                                                     Six Months Ended
                                               June 30, 1996  June 30, 1995
                                                    (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                      $ 21,435       $ 19,215
                                                   --------       --------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                  22,775         16,454
      Net change in investments and other assets     (1,720)        (1,178)
      Deferred income taxes                           2,824            236
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                    168         (2,890)
         Other assets                                 1,129         (2,492)
         Accounts payable and accrued expenses       (5,150)        (4,183)
         Other liabilities                            2,229           (724)
                                                   --------       --------
               Total adjustments                     22,255          5,223
                                                   --------       --------
               Net cash provided by operating
                activities                           43,690         24,438
                                                   --------       --------
Cash flows from investing activities:
   Expenditures for property and equipment          (16,586)       (22,039)
   Net salvage on retirements                           101            296
                                                   --------       --------
               Net capital additions                (16,485)       (21,743)

   Proceeds from sale of investments and other
    assets                                               31            --
   Purchases of investments and other assets         (1,137)        (1,382)
   Purchases of temporary investments                (3,600)          (288)
   Maturities and sales of temporary investments      4,935         11,450
                                                   --------       --------
               Net cash used for investing
                activities                          (16,256)       (11,963)
                                                   --------       --------
Cash flows from financing activities:
   Dividends to stockholders                        (11,105)        (9,175)
   Proceeds from issuance of notes payable              --           1,350
   Retirement of notes payable                      (10,000)        (8,250)


(Continued on following page)

                     LINCOLN TELECOMMUNICATIONS COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)*
                                 (UNAUDITED)

                                                      Six Months Ended
                                               June 30, 1996  June 30, 1995
                                                    (Dollars in Thousands)

   Retirement of long term debt                    $ (7,393)      $    --
   Net purchases and sales of treasury stock            444           (341)
                                                   --------       --------
               Net cash used in
                financing activities                (28,054)       (16,416)
                                                   --------       --------
Net increase/(decrease) in cash and cash
 equivalents                                           (620)        (3,941)
Cash and cash equivalents at beginning of year       21,151         22,038
                                                   --------       --------

Cash and cash equivalents at end
 of quarter                                        $ 20,531       $ 18,097
                                                   ========       ========

Supplemental disclosures of cash flow information:
      Interest paid                                $  5,296       $  2,883
                                                   ========       ========
      Taxes paid                                   $  9,354       $ 13,720
                                                   ========       ========


* Certain reclassifications have been made to the historical consolidated statements of cash flows to conform to the current presentation.

                                     -6-

          LINCOLN TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Business

The consolidated Form 10-Q reflects the operations of Lincoln Telecommunications Company (the Company) and its wholly owned subsidiaries. The primary subsidiary is The Lincoln Telephone and Telegraph Company (LT&T) which provides local and long distance telephone service in 22 southeastern counties of Nebraska. It provides cellular telecommunications services in the Lincoln, Nebraska Metropolitan Statistical Area (MSA) (which includes all of Lancaster County in Nebraska) under the name of Lincoln Telephone Cellular. Nebraska Cellular Telephone Corporation (NCTC) provides cellular service outside the Lincoln and Omaha metropolitan areas in Nebraska. NCTC was acquired July 13, 1995, and this acquisition was accounted for as a purchase and is further described in Part II, Item 5 of this report. LinTel Systems Inc. (LinTel) provides toll services beyond LT&T's local service territory, sells non-regulated telecommunications products and services and provides telephone answering services. Prairie Communications, Inc. (Prairie) has a 50% investment in, and is the operating partner of, a general partnership with Centel Nebraska, Inc. (Centel) which manages a limited partnership providing cellular telecommunications services in the Omaha MSA (which includes Douglas and Sarpy Counties in Nebraska and Pottawatomie County in Iowa). The limited partnership is doing business as First Cellular Omaha (FCO). A joint venture with Anixter Bros., Inc., doing business as Anixter-Lincoln, warehouses and distributes electrical wire, cable, and communications products in a six-state area which includes Nebraska, North and South Dakota, Wyoming, Montana and Idaho. Effective October 1, 1995, the Company sold 30% of its interest in Anixter-Lincoln, reducing its ownership to 20%.

The Telecommunications Act of 1996 was signed into effect in February 1996. The bill facilitates the entry of new competitors into the local exchange market by allowing companies to purchase and resell Local Exchange Carrier
(LEC) services, by requiring companies to unbundle their networks, and by requiring LEC's to negotiate interconnection agreements with companies who want connection to LEC networks. The Company has not received a bona fide request to negotiate an agreement for resale, unbundled network elements or interconnection at this time. In addition, the Company may apply to the Nebraska Public Service Commission (NPSC) for a waiver or modification of the requirements listed previously. The Company is currently examining the opportunities for filing such a request. The Telecommunications Act of 1996 also provides opportunities for the Company, such as entry into the cable television market, and entry into new geographic markets with either a full range of services or selected services to niche markets.

(2) Prior Year Accounting Changes

Financial Accounting Standard (FAS) 71, "Accounting for the Effects of Certain Types of Regulation," generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs by charging its customers rates prescribed by regulators and that competition will not threaten the recovery of those costs. Having achieved price regulation and recognizing potential increased competition, the Company concluded, in the fourth quarter of 1995, that the principles prescribed by FAS 71 were no longer appropriate. As a result, a non-cash, extraordinary charge of $16,516,000, net of an income tax benefit of $9,352,000, was incurred by LT&T in December 1995.

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

(3) Managed Cellular Markets

The Company manages all four cellular entities in which it has an ownership interest. The Lincoln MSA and NCTC are wholly-owned markets containing approximately 221,000 and 883,000 POPs (potential customers), respectively. Through its general partnership with Centel, the Company holds a 27.6% interest in the limited partnership, which operates the Omaha MSA market, containing approximately 627,000 POPs. The Company also holds an option to purchase an additional 27.6% interest in the partnership commencing on December 31, 1996, and continuing for the two-year period thereafter.

In addition, the Company has an 11.8% interest in Iowa Rural Service Area 1 (RSA 1) which is contiguous to the Company's telephone operating area in Nebraska and to Omaha, and contains approximately 61,000 POPs. By the end of second quarter 1996, penetration (subscribers compared to POPs) rates achieved in these markets by the entities in which the Company holds interests were 15.4% in the Lincoln MSA, 11.0% in NCTC RSA's, 8.9% in the Omaha MSA, and 5.4% in RSA 1.

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

   Supplemental Proportionate Data For Managed Cellular Markets (1)
                            Second Quarter
                        (dollars in thousands)
                             Unaudited

                                                                  Total
                                  Total          Total Not    Proportionate
                              Consolidated(2) Consolidated(3)      Data

Customer Lines           1996    125,890         15,719          141,609
                         1995     24,556         10,576           35,132
                         1994     16,263          7,528           23,791

Service Revenues         1996   $ 15,676        $ 1,993         $ 17,669
                         1995      3,351          1,506            4,857
                         1994      2,413          1,177            3,590

Operating Expenses       1996   $  8,414        $ 1,178         $  9,592
 (before depreciation)   1995      2,282            961            3,243
                         1994      1,327            775            2,102

Net Operating Income     1996   $  5,573        $   549         $  6,122
                         1995        687            258              945
                         1994        857            244            1,101

EBITDA (4)               1996   $  7,262        $   815         $  8,077
                         1995      1,069            545            1,614
                         1994      1,086            402            1,488

     (1) The Company's interest in NCTC is not included in the proportionate data prior to acquisition in July 1995.

     (2) Financial activities of the Lincoln MSA and NCTC (since acquisition) are included in respective operating portions of the Company's Consolidated Statements of Earnings.

     (3) The Company's share of the financial activities of the Omaha MSA (27.6%) and the Iowa RSA 1 (11.8%) are not included in the operating portions of the Company's Consolidated
         Statements of Earnings.

     (4) Earnings before interest, income taxes, depreciation and amortization (EBITDA) is commonly used in the cellular communications industry to analyze cellular providers on the bases of operating performance, and liquidity. EBITDA should not be considered an alternate to (i) operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or (ii) cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

(4) Restructuring Charges and Work Force Reduction

In 1995, LT&T, the local operating company, reduced its operator services work force from 140 to approximately 50 employees. The current work force handles the Company's long distance operator service needs. The Company offered retirement and separation incentives along with out-placement services to those employees affected by the work force adjustment. These actions resulted in a pre-tax non-recurring charge of $1,555,000 or $937,000 after the income tax effect. Savings resulting from new procedures are expected to offset this non-recurring charge within two years.

In addition, in November 1995, the Company announced its plans to reduce its existing work force by offering a voluntary early retirement program to eligible employees. The eligible employees are both management and non-management employees who are employed by the Company, LT&T and LinTel. The Company implemented an enhancement to the Company's pension plan by adding five years to both the age and net credited service for eligible employees. The program also provides for the employees to receive a lump-sum payment and a supplemental monthly income payment in addition to their normal pension. As a result of 330 employees accepting this voluntary early retirement offer, the Company recorded a reduction to the Company's pension assets and recognized a restructuring charge of $20.1 million at December 31, 1995. The charge reflected pension enhancements of $23.4 million less curtailment gains of $3.3 million. Retirements under the program will become effective on or before December 31, 1997.

(5) Income Taxes

Total income tax expense for the three- and six-month periods ended June 30, 1996 and 1995 was $7,815,000 and $6,313,000; and $14,512,000 and
$12,149,000, respectively, and was comprised solely of income taxes on income from continuing operations. Income tax expense attributable to income from continuing operations for the six-month periods ended June 30, 1996 and 1995 consists of the following:

                                      Six Months Ended June 30,
  (Dollars in thousands)                1996             1995
- ---------------------------------------------------------------
  Current:
    U.S. Federal                      $10,034          $10,150
    State and local                     2,207            2,269
                                     ---------        ---------
  Total current tax expense            12,241           12,419
  Deferred:
    U.S. Federal                        2,167               95
    State and local                       487              203
                                     ---------        ---------
  Total deferred tax expense            2,654              298
  Investment tax credits                 (383)            (568)
                                     ---------        ---------
  Total income tax expense            $14,512          $12,149
                                     =========        =========

Income tax expense differed from the amounts computed by applying the U. S. Federal income tax rate of 35 percent to pretax income from continuing operations as stated in the following:

                                     Six Months Ended June 30,
  (Dollars in thousands)               1996             1995
- --------------------------------------------------------------

  Computed "expected" tax expense    $12,581          $10,977
  Increase (reduction) in
    income taxes resulting from:
    State and local taxes, net
       of Federal tax benefit          1,751            1,607
    Amortization of goodwill             556                0
    Non-taxable interest income          (41)             (61)
    Amortization of regulatory
      deferred charges                     0              957
    Amortization of regulatory
      deferred liabilities                 0             (895)
    Amortization of investment
      tax credits                       (383)            (568)
    Other, net                            48              132
                                    ---------        ---------
    Total income tax expense         $14,512          $12,149
                                    =========        =========

The significant components of deferred income tax expense attributable to income from continuing operations for the six-month periods ended June 30, 1996 and 1995 were the following:

                                      Six Months Ended June 30,
  (Dollars in thousands)                1996             1995
- ---------------------------------------------------------------

  Deferred tax expense                $ 2,654        $    236
  Amortization of regulatory
    deferred charges                        0             957
  Amortization of regulatory
    deferred liabilities                    0            (895)
                                     ---------       ---------
  Total deferred tax expense          $ 2,654         $   298
                                     =========       =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and December 31, 1995 are presented below:

  (Dollars in thousands)           June 30, 1996   December 31, 1995
- ---------------------------------------------------------------------

Deferred tax assets:
    Accumulated post-retirement
      benefit cost                    $17,936           $17,493
    Voluntary Early Retirement
      Program                           6,613             7,697
    Other                               2,753             3,091
                                     ---------         ---------
       Total gross deferred
        tax assets                     27,302            28,281
       Less valuation allowance            --                --
                                     ---------         ---------
       Net deferred tax assets        $27,302           $28,281
                                     =========         =========

Deferred tax liabilities:
     Plant and equipment,
       principally due to
       depreciation differences       $35,126           $33,011
    Other                               3,112             3,382
                                     ---------         ---------
       Total gross deferred tax
         liabilities                   38,238            36,393
                                     ---------         ---------
       Net deferred tax
         liabilities                  $10,936           $ 8,112
                                     =========         =========

As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and the Company's expected taxable income in future years, no valuation allowance for deferred tax assets is deemed necessary for 1996.

(6) Postretirement Benefits

In addition to the Company's defined benefit pension plan, the Company sponsors a health care plan (Plan) that provides postretirement medical and other benefits to employees who meet minimum age and service requirements upon retirement.

The following table presents the Plan's status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1995:

  Accumulated Postretirement Benefit Obligation:  (Dollars in thousands)

    Retirees                                           $29,520
    Active plan participants - fully eligible           12,012
    Active plan participants - other                    10,161
                                                      ---------
                                                        51,693

    Unrecognized prior service cost                     (1,710)
    Unrecognized net loss                               (5,660)
                                                      ---------
    Accrued postretirement benefit costs               $44,323
                                                      =========

For purposes of measuring the benefit obligation, a discount rate of 8.0% and an 11.3% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1995. The projected rates for 1996 are 8.0% and 11.3%, respectively. The health care cost trend rate of increase was assumed to decrease gradually to 5.5% by the year 2004.

The Company has not designated any assets to fund Plan obligations. Net periodic postretirement benefit costs for the six-month periods ended June 30, 1996 and 1995 include the following components:

                                      Six Months Ended June 30,
(Dollars in thousands)                  1996             1995
- ---------------------------------------------------------------

  Service cost                        $   248         $   193
  Interest cost                         2,019           1,964
  Unrecognized prior service cost          57               5
  Amortization of
    unrecognized loss                      16              98
                                     ---------       ---------
  Net periodic postretirement
   benefit costs                      $ 2,340         $ 2,260
                                     =========       =========

For purposes of measuring the benefit cost, a discount rate of 8.0% and an 11.7% annual rate of increase in the health care cost trend rate was assumed for 1996, 8.0% and 11.7% for 1995. This rate of increase was assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported.

(7) Temporary Investments

The Company applies the provisions of FAS 115, Accounting for Certain Investments in Debt and Equity Securities.

FAS 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to FAS 115, the Company has classified all of its investments as "available for sale" at June 30, 1996 and December 31, 1995. This information is summarized as follows:

                                              June 30, 1996
- ---------------------------------------------------------------------------
                                                                 Estimated
                              Amortized      Gross Unrealized      Market
   (Dollars in thousands)       Cost         Gains     Losses      Value
- ---------------------------------------------------------------------------

Equity Securities             $   242           0        (2)         240
U.S. Government obligations     1,994           0       (66)       1,928
U.S. Government agency
  obligations                   5,914          49       (93)       5,870
Corporate debt securities       3,011          52      (131)       2,932
                             ---------      ------   --------   ---------
                              $11,161         101      (292)      10,970
                             =========      ======   ========   =========

                                             December 31, 1995
- ---------------------------------------------------------------------------
                                                                 Estimated
                              Amortized      Gross Unrealized      Market
   (Dollars in thousands)       Cost         Gains     Losses      Value
- ---------------------------------------------------------------------------

Equity Securities             $ 1,223          36       (44)       1,215
U.S. Government obligations       787           0       (11)         776
U.S. Government agency
  obligations                   7,523         127       (52)       7,598
Corporate debt securities       3,548          99       (72)       3,575
                             ---------      ------   --------   ---------
                              $13,081         262      (179)      13,164
                             =========      ======   ========   =========

The net unrealized loss on investments available for sale is not reported separately as a component of stockholders' equity due to its insignificance to the consolidated balance sheet at June 30, 1996 and December 31, 1995.

The amortized cost and estimated market value of debt securities at June 30, 1996 and December 31, 1995, by contractual maturity, are shown in the following tables. Equity securities are excluded from these tables. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                      June 30, 1996
- -------------------------------------------------------------------------
                                                                Estimated
                                                 Amortized        Market
  (Dollars in thousands)                           Cost           Value
- -------------------------------------------------------------------------

Due after three months through five years         $ 4,753        $ 4,731
Due after five years through ten years              6,166          5,999
                                                 ---------      ---------
                                                  $10,919        $10,730
                                                 =========      =========

                                                     December 31, 1995
- -------------------------------------------------------------------------
                                                                Estimated
                                                 Amortized        Market
  (Dollars in thousands)                           Cost           Value
- -------------------------------------------------------------------------
Due after three months through five years         $ 8,242        $ 8,399
Due after five years through ten years              3,616          3,550
                                                 ---------      ---------
                                                  $11,858        $11,949
                                                 =========      =========

The gross realized gains and losses on the sale of securities were insignificant to the consolidated financial statements at June 30, 1996 and December 31, 1995. The Company does not invest in securities classified as held to maturity or traded securities.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Total capital additions to communications facilities for 1996 are projected to be $51,498,000. During the six-month period ended June 30, 1996, cash provided by operating activities, less dividends paid, exceeded capital expenditures.

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
                                              =========

As of June 30, 1996, the Company had $112,495,000 of long-term debt, consisting of the following:

   -  $44,000,000 of First Mortgage Bonds due June 1, 2000.
   - A $30,000,000 variable rate term loan due in 13 consecutive quarterly installments commencing on September 15, 1997.
   - A $24,000,000 variable rate revolving loan with principal due July 6, 1998, and interest currently due monthly.
   - $15,156,000 of various variable rate Rural Telephone Finance Cooperative (RTFC) loan agreements maturing through 2002.
   -  Less current installments of long-term debt of $661,000.

Results of Operations

Revenues
                                  Second Quarter 1996     Six Months 1996
                                  Increase (Decrease)   Increase (Decrease)
                                      Over Second            Over Six
                                      Quarter 1995          Months 1995
                                  -------------------   -------------------
Operating revenues:
  Telephone revenues:
    Local network services               4.5%                 4.9%
    Access services                     11.7%                 9.1%
    Long distance services                .6%                 2.0%
    Other wireline communications       10.1%                 8.6%
     services
        Total telephone revenues         6.7%                 6.1%

  Wireless communications services     350.9%               332.5%
  Telephone equipment sales and        (16.0%)               (1.1%)
   services
  Intercompany revenues                (17.1%)              (17.1%)
        Total operating revenues        27.4%                26.4%

All comparisons hereinafter made are of the second quarter and six-month periods for 1996 with the same periods in 1995. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Local network services revenue increased $808,000 (4.5%) and $1,742,000 (4.9%), respectively. Basic local services revenue increased $640,000 (5.0%) and $1,260,000 (4.9%) led by growth in revenue from business and Centrex services for the three- and six-month periods. Residential and business telephone access lines in service grew by 8,172 (3.3%) from June 30, 1995. Expanded area services revenue increased $113,000 (6.0%) and $395,000 (10.8%) due to increased usage. Local private line services increased $113,000 (28.7%) and $155,000 (18.5%), primarily due to increased demand for frame relay service.

Access services revenue increased $1,509,000 (11.7%) and $2,382,000 (9.1%), respectively. Overall minutes of access use increased by 6.6% and 7.7%, respectively.

Other wireline communications services revenues, consisting of directory advertising and sales, carrier billing and collections, data communications, and miscellaneous items, increased $597,000 (10.1%) and $1,017,000 (8.6%), respectively. Data communications growth has been strong, mainly due to the introduction in 1995 of NAVIX, the Company's Internet access service.

Wireless communications services revenues increased dramatically for the three- and six-month periods, principally due to the acquisition of NCTC. These revenues increased $12,288,000 (350.9%) and $22,148,000 (332.5%), respectively, of which $11,157,000 and $20,121,000 are revenues from NCTC.
 Lincoln Telephone Cellular revenues increased $1,109,000 (33.1%) and $1,981,000 (31.1%) for the three- and six-month periods and added 9,536 customer lines between June 30, 1995, and June 30, 1996. Customer penetration rates reached 15.4% for Lincoln Telephone Cellular and 11.0% for NCTC at the end of June 1996.

Telephone equipment sales and services revenues decreased $859,000 (16.0%) and $104,000 (1.1%) for the three- and six-month periods. The second quarter decrease was offset by record first quarter sales revenues, resulting in a smaller decrease for the first six months of 1996.

Overall, total operating revenues increased $14,091,000 (27.4%) and $26,904,000 (26.4%) for the three- and six-month periods ended June 30, 1996 compared to the same periods in 1995.

Operating Expenses
                                  Second Quarter 1996     Six Months 1996
                                  Increase (Decrease)   Increase (Decrease)
                                      Over Second            Over Six
                                      Quarter 1995          Months 1995
                                  -------------------   -------------------

Depreciation and amortization           36.9%                38.5%
Other operating expenses                25.6%                27.4%
Taxes, other than payroll
  and income                             (.8%)               (3.8%)
Intercompany expenses                  (17.1%)              (17.1%)
    Total operating expenses            28.1%                29.7%

All comparisons hereinafter made are of the second quarter and six-month periods for 1996 with the same periods in 1995. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Depreciation and amortization increased $3,080,000 (36.9%) and $6,321,000 (38.5%). This is due principally to the integration of NCTC's depreciation expense of $1,269,000 and $2,529,000, and amortization of $790,000 and $1,589,000 associated with the acquisition of NCTC. Also, as a result of discontinuance of FAS 71, depreciation expense for LT&T is now based on estimated economic useful lives rather than those prescribed by regulatory commissions, causing an increase in depreciation of $673,000 and $1,341,000.

Other operating expenses increased by $7,133,000 (25.6%) and $15,257,000 (27.4%) for the three- and six-month periods. The acquisition of NCTC and inclusion of its operating expenses of $5,867,000 and $11,469,000 led to this increase. Excluding NCTC, other operating expenses grew by 4.5% and 6.8% for the three- and six-month periods, as a result of the cost of increased sales.

Overall, total operating expenses increased $9,904,000 (28.1%) and $20,912,000 (29.7%) for the three- and six-month periods ended June 30, 1996.

Non-Operating Income (Expense)
                                  Second Quarter 1996     Six Months 1996
                                  Increase (Decrease)   Increase (Decrease)
                                      Over Second            Over Six
                                      Quarter 1995          Months 1995
                                  -------------------   -------------------

Income from interest and
  other investments                    (11.1%)               12.5%
Interest expense and other
  deductions                            53.8%                54.9%
    Net non-operating expense          729.4%                  --

Income from interest and other investments decreased $191,000 (11.1%) for the three-month period ended June 30, 1996, over the same period in 1995, and increased $395,000 (12.5%) for the six-month period. The decrease for the three-month period is because short-term investments were used to reduce long-term debt. The six-month increase is attributable to three factors: 1) the Company's portion of the loss from Omaha Cellular General Partnership decreased by $213,000 compared to last year; 2) interest income of $243,000 contributed from new acquisitions; and 3) an increase in income arising from interest-bearing cash equivalents.

Interest expense and other deductions increased $852,000 (53.8%) and $1,804,000 (54.9%), respectively. The increase is due to additional outstanding debt resulting from the acquisition of NCTC in July 1995.

Income Taxes

Income taxes increased $1,502,000 (23.8%) and $2,363,000 (19.5%)  for the three- and six-month periods. The increase is attributable to increased taxable income compared to the second quarter and first six months of 1995.

PART II -    OTHER INFORMATION

Item 1-3  -  Not applicable

Item 4    -  Name Change

             Stockholders approved the amendment to the articles of incorporation changing the name of the Company from Lincoln Telecommunications Company to Aliant Communications Inc. at the annual stockholders' meeting April 24, 1996. The name change was approved by a vote of 27,444,469 for the name change, and 2,048,846 against, for a total of 29,493,315 votes. The name change will become effective on September 3, 1996.

Item 5    -  Purchase of Common Stock

             On April 24, 1991, the Board of Directors of the Company authorized the Company to purchase up to 600,000 shares of its common stock from time to time as market conditions warrant. As of June 30, 1996, 290,926 shares have been purchased.
             These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

Item 6    -  a)  See Exhibit Index.
             b) During the quarter ended June 30, 1996, the Registrant did not file a Form 8-K.

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


                            Lincoln Telecommunications Company
                            ----------------------------------
                                       (Registrant)





       August 14, 1996              /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





       August 14, 1996             /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer


____________________________
 *See General Instruction G
**Print name and title of the signing officer under his signature.

                                                                Form 10-Q
                            Exhibit Index


Exhibit                 Title                                     Page No.

3(i) Lincoln Telecommunications Company Articles of Incorporation and Amendment thereto, effective September 3, 1996.

27     Financial Data Schedule