Form 10-Q
period 1996-09-30
ALIANT COMMUNICATIONS INC
filed 1996-11-14
CIK 320446

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                   ----------------------------------------

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---              THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1996

                                   OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
    ---           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                       Commission File No.   0-10516
                   ---------------------------------------
                         Aliant Communications Inc.
           (Exact name of registrant as specified in its charter)

              Nebraska                                47-0632436
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

    1440 M Street, Lincoln, Nebraska                      68508

(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  402-436-5289

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                                -----           -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.


       Class of Common Stock            Outstanding at September 30, 1996
           $.25 par Value                           36,543,820

                     PART I - FINANCIAL INFORMATION
               ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES

The following consolidated financial statements of Aliant Communications Inc. and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the 1995 Annual Report on Form 10-K and in this year's prior Quarterly Reports on Form 10-Q, which are incorporated by reference. These prior reports are filed under the former corporate name: Lincoln Telecommunications Company.

Item 1 - Financial Statements

                  ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                Sept. 30, 1996   Dec. 31, 1995
                                                  (Unaudited)      (Audited)
                                                    (Dollars in Thousands)
ASSETS
Current assets                                     $  84,967      $  84,102

Property and equipment less accumulated
 depreciation and amortization                       248,903        255,262

Other investments                                     50,259         47,078

Goodwill                                             122,416        124,022

Deferred charges                                      12,466          9,857
                                                   ---------      ---------
     Total assets                                  $ 519,011      $ 520,321
                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Notes payable to banks                          $       0     $  10,000

   Accounts payable and accrued liabilities           65,715        64,764
                                                   ---------     ---------
     Total current liabilities                        65,715        74,764

Deferred credits and other long-term liabilities      65,854        63,805

Long-term debt                                       107,810       117,708

Preferred stock, 5%, redeemable                        4,499         4,499

Stockholders' equity                                 275,133       259,545
                                                   ---------     ---------
     Total liabilities and stockholders' equity    $ 519,011     $ 520,321
                                                   =========     =========

                  ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                      Three Months Ended     Nine Months Ended
                                     Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                       1996       1995        1996       1995
                                    (Dollars in Thousands Except Per Share Data)
Operating revenues:*
  Telephone revenues:
    Local network services            $18,759    $18,026     $55,823    $53,222
    Access services                    13,857     14,073      42,302     40,136
    Long distance services              7,829      7,504      23,963     23,328
    Other wireline communications
     services                           6,231      6,088      19,091     18,046
                                      -------    -------     -------    -------
      Total telephone operating
       revenues                        46,676     45,691     141,179    134,732

Wireless communications revenues       17,387     13,426      46,395     20,087
Telephone equipment sales and
 services                               4,426      4,794      13,920     14,392
Intercompany revenues                  (1,914)    (1,730)     (6,042)    (5,256)
                                      -------    -------     -------    -------
      Total operating revenues         66,575     62,181     195,452    163,955
                                      -------    -------     -------    -------
Operating expenses:*
   Depreciation and amortization       11,513     10,442      34,273     26,881
   Other operating expenses            34,706     31,532     105,543     87,212
   Restructing charge                      --      1,552          --      1,552
   Taxes, other than payroll
    and income                          1,082        932       3,023      2,638
   Intercompany expenses               (1,914)    (1,730)     (6,042)    (5,256)
                                      -------    -------     -------    -------
      Total operating expenses         45,387     42,728     136,797    113,027
                                      -------    -------     -------    -------
      Operating income                 21,188     19,453      58,655     50,928
                                      -------    -------     -------    -------
Non-operating income and expense:
   Income from interest and other
    investments                         1,565      1,819       5,132      4,991
   Interest expense and other
    deductions                          2,365      2,698       7,452      5,981
                                      -------    -------     -------    -------

(Continued on following page)

                  ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS (Cont'd)
                                  (UNAUDITED)


                                      Three Months Ended     Nine Months Ended
                                     Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                       1996       1995        1996       1995
                                    (Dollars in Thousands Except Per Share Data)

      Net non-operating expense           800        879       2,320        990
                                      -------    -------     -------    -------
      Income before income taxes       20,388     18,574      56,335     49,938
Income taxes                            8,223      7,344      22,735     19,493
                                      -------    -------     -------    -------
      Net income                       12,165     11,230      33,600     30,445
Preferred dividends                        57         57         169        169
                                      -------    -------     -------    -------
      Earnings available
       for common shares               12,108     11,173      33,431     30,276
                                      =======    =======     =======    =======
      Earnings per common share           .33        .31         .91        .90
                                      =======    =======     =======    =======

Weighted average common shares
 outstanding (in thousands)            36,623     36,045      36,649     33,598
                                      =======    =======     =======    =======

Dividends declared per common share       .15        .14         .45        .42
                                      =======    =======     =======    =======


*Certain reclassifications have been made to the historical consolidated statements of earnings to conform to the current presentation.

                ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS*
                                 (UNAUDITED)

                                                        Nine Months Ended
                                                 Sept. 30, 1996  Sept. 30, 1995
                                                      (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                        $ 33,600       $ 30,445
                                                     --------       --------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                    34,296         26,905
      Restructuring charge                                 --          1,552
      Net change in investments and other assets       (2,810)        (2,336)
      Deferred income taxes                             2,457            432
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                   (5,832)        (3,683)
         Other assets                                    (263)          (860)
         Accounts payable and accrued expenses         (2,443)        (6,890)
         Other liabilities                              1,196         (1,107)
                                                      --------       --------
               Total adjustments                       26,601         14,013
                                                     --------       --------
               Net cash provided by operating
                activities                             60,201         44,458
                                                     --------       --------
Cash flows from investing activities:
   Expenditures for property and equipment            (25,269)       (31,572)
   Net salvage on retirements                             (48)         2,006
                                                     --------       --------
               Net capital additions                  (25,317)       (29,566)

   Proceeds from sale of investments and other
    assets                                                 35            --
   Purchases of investments and other assets           (1,288)        (2,711)
   Acquisition, net of cash acquired                       --           (297)
   Purchases of temporary investments                 (10,392)        (1,811)
   Maturities and sales of temporary investments       16,208         13,779
                                                     --------       --------
               Net cash used for investing
                activities                            (20,754)       (20,606)
                                                     --------       --------
Cash flows from financing activities:
   Dividends to stockholders                          (16,661)       (13,756)

(Continued on following page)

                ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                 (UNAUDITED)

                                                      Nine Months Ended
                                               Sept. 30, 1996  Sept. 30, 1995
                                                    (Dollars in Thousands)

   Proceeds from issuance of notes payable              --           3,350
   Retirement of notes payable                      (10,000)       (12,950)
   Retirement of long term debt                      (8,111)          (665)
   Net purchases and sales of treasury stock         (1,349)          (127)
                                                   --------       --------
               Net cash used in
                financing activities                (36,121)       (24,148)
                                                   --------       --------
Net increase (decrease) in cash and cash
 equivalents                                          3,326           (296)
Cash and cash equivalents at beginning of year       21,151         22,038
                                                   --------       --------

Cash and cash equivalents at end
 of quarter                                        $ 24,477       $ 21,742
                                                   ========       ========

Supplemental disclosures of cash flow information:
      Interest paid                                $  6,382       $  4,524
                                                   ========       ========
      Taxes paid                                   $ 19,899       $ 20,540
                                                   ========       ========


* Certain reclassifications have been made to the historical consolidated statements of cash flows to conform to the current presentation.


              ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Business

The consolidated Form 10-Q reflects the operations of Aliant Communications Inc. (the "Company") and its wholly owned subsidiaries. The primary subsidiary is Aliant Communications Co. (the "Telco") which provides local and long distance telephone service in 22 southeastern counties of Nebraska. It also provides cellular telecommunications services in the Lincoln, Nebraska Metropolitan Statistical Area (MSA) (which includes all of Lancaster County in Nebraska) under the trade name of Aliant Cellular-Lincoln ("Lincoln MSA"). Aliant Cellular Inc., formerly Nebraska Cellular Telephone Corporation, provides cellular service outside the Lincoln and Omaha metropolitan areas in Nebraska. Nebraska Cellular Telephone Corporation was acquired July 13, 1995, and this acquisition was accounted for as a purchase. Aliant Systems Inc. ("Systems"), formerly LinTel Systems Inc., provides toll services beyond the Telco's local service territory, sells non-regulated telecommunications products and services and provides telephone answering services. Prairie Communications, Inc. ("Prairie") has a 50% investment in, and is the operating partner of, a general partnership with Centel Nebraska, Inc. ("Centel") which manages a limited partnership providing cellular telecommunications services in the Omaha MSA (which includes Douglas and Sarpy Counties in Nebraska and Pottawatomie County in Iowa). The limited partnership is doing business as Aliant Cellular-Omaha ("Omaha MSA"). A joint venture with Anixter Bros., Inc., doing business as Anixter-Lincoln, warehouses and distributes electrical wire, cable, and communications products in a six-state area which includes Nebraska, North and South Dakota, Wyoming, Montana and Idaho. Effective October 1, 1995, the Company sold 30% of its interest in Anixter-Lincoln, reducing its ownership to 20%.

The Telecommunications Act of 1996 (the "Act") was signed into effect in February 1996. The bill facilitates the entry of new competitors into the local exchange market by allowing companies to purchase and resell Local Exchange Carrier (LEC) services, by requiring companies to unbundle their networks, and by requiring LECs to negotiate interconnection agreements with companies who want connection to LEC networks. The Federal Communications Commission (FCC) released an Order to implement the interconnection portion of the Act on August 8, 1996 (the "Interconnection Order"). The Interconnection Order contains pricing proxies which are unfavorable to LECs. Several LECs filed petitions to review the Interconnection Order with the Federal Courts and requested that the pricing provisions of the Interconnection Order be stayed. On October 15,

1996, the Eighth Circuit Court of Appeals entered an Order Granting Stay Pending Judicial Review which did stay the effectiveness of the pricing and the so-called "pick and choose" provisions of the Interconnection Order. The FCC and certain telecommunications companies requested review of the Eighth Circuit's Stay Order by the United States Supreme Court; however, the Supreme Court declined to make such a review. The Telco has also filed a Petition for Review of the Interconnection Order, and such Petition has been consolidated with the other cases relating to the Interconnection Order which are pending before the Eighth Circuit.

The Telco has not received a bona fide request to negotiate an agreement for resale, unbundled network elements or interconnection at this time. In addition, the Telco may apply to the Nebraska Public Service Commission
(NPSC) for a waiver or modification of such requirements pursuant to
Section 251(f)2 of the Act. The Telco is currently examining such a request. The Act also provides new business opportunities for the Company, such as entry into the cable television market, and entry into additional geographic markets with either a full range of services or selected services to niche markets.

On November 8, 1996, the Telco announced a 10% increase to residential basic local service rates which will become effective March 23, 1997, unless an adequate number of subscribers petition the NPSC to conduct a hearing to review such increase. The Telco has not increased such rates since 1991. The residential basic local exchange service increase will be offset by an 8% to 10% reduction in the Telco's long distance rates within its 22 county service area in southeast Nebraska, and by a reduction to intrastate access service rates of approximately 16%. The passage of the Act, which encourages local exchange competition, requires rate adjustments by the Telco to bring prices for residential basic local exchange service closer to actual costs. Because the Telco's rates for residential basic local exchange service have historically been priced below costs, rate adjustments are needed to more accurately reflect costs. Taken as a whole, the projected annual revenue impact to the Company is expected to be a reduction of approximately $1.1 million in operating revenues.

(2) Prior Year Accounting Changes

Financial Accounting Standard (FAS) 71, "Accounting for the Effects of Certain Types of Regulation," generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs by charging its customers rates prescribed by regu-lators and that competition will not threaten the recovery of those costs. Having achieved price regulation and recognizing potential increased competition, the Company concluded, in the fourth quarter of 1995, that the principles prescribed by FAS 71 were no longer appropriate. As a result, a non-cash, extraordinary charge of $16,516,000, net of an income tax benefit of $9,352,000, was incurred by the Telco in December 1995.

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

(3) Managed Cellular Markets

The Company manages all four cellular entities in which it has an ownership interest. The Lincoln MSA and Aliant Cellular Inc. are wholly-owned markets containing approximately 221,000 and 833,000 POPs (potential customers), respectively. Through its general partnership with Centel, the Company holds a 27.6% interest in the limited partnership, which operates the Omaha MSA market, containing approximately 627,000 POPs. The Company also holds an option to purchase an additional 27.6% interest in the partnership commencing on December 31, 1996, and continuing for the two-year period thereafter.

In addition, the Company has an 11.8% interest in Iowa Rural Service Area 1 (RSA 1) which is contiguous to the Company's telephone operating area in Nebraska and to Omaha, and contains approximately 61,000 POPs. By the end of third quarter 1996, penetration (subscribers compared to POPs) rates achieved in these markets by the entities in which the Company holds interests were 16.6% in the Lincoln MSA, 11.6% in Aliant Cellular Inc., 9.3% in the Omaha MSA, and 5.8% in RSA 1.

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

   Supplemental Proportionate Data For Managed Cellular Markets (1)
                             Third Quarter
                        (dollars in thousands)
                               Unaudited

                                                                  Total
                                  Total          Total Not    Proportionate
                              Consolidated(2) Consolidated(3)      Data

Customer Lines           1996    133,194         16,571          149,765
                         1995     95,720         11,337          107,057
                         1994     17,825          8,096           25,921

Service Revenues         1996   $ 17,204        $ 2,147         $ 19,351
                         1995     13,270          1,580           14,850
                         1994      2,706          1,242            3,948

Operating Expenses       1996   $  9,023        $ 1,082         $ 10,105
 (before depreciation)   1995      6,569            963            7,532
                         1994      1,489            733            2,222

Net Operating Income     1996   $  6,490        $   780         $  7,270
                         1995      5,217            396            5,613
                         1994        987            341            1,328

EBITDA (4)               1996   $  8,181        $ 1,065         $  9,246
                         1995      6,701            617            7,318
                         1994      1,217            509            1,726

     (1) The Company's interest in Aliant Cellular Inc. is not included in the proportionate data prior to acquisition in July 1995.

     (2) Financial activities of the Lincoln MSA and Aliant Cellular Inc. (since acquisition) are included in respective operating portions of the Company's Consolidated Statements of Earnings.

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

(4) Restructuring Charges and Work Force Reduction

In 1995, the Telco, the local operating company, reduced its operator services work force from 140 to approximately 50 employees. The current work force handles the Company's long distance operator service needs. The Company offered retirement and separation incentives along with out-placement services to those employees affected by the work force adjustment. These actions resulted in a pre-tax non-recurring charge of $1,555,000 or $937,000 after the income tax effect. Savings resulting from new procedures are expected to offset this non-recurring charge within two years.

In addition, in November 1995, the Company announced its plans to reduce its existing work force by offering a voluntary early retirement program to eligible employees. The eligible employees are both management and non-management employees who are employed by the Company, the Telco and Systems. The Company implemented an enhancement to the Company's pension plan by adding five years to both the age and net credited service for eligible employees. The program also provides for the employees to receive a lump-sum payment and a supplemental monthly income payment in addition to their normal pension. As a result of 330 employees accepting this voluntary early retirement offer, the Company recorded a reduction to the Company's pension assets and recognized a restructuring charge of $20.1 million at December 31, 1995. The charge reflected pension enhancements of $23.4 million less curtailment gains of $3.3 million. Retirements under the program are being phased in and will become fully effective by December 31, 1997.

(5) Income Taxes

Total income tax expense for the three- and nine-month periods ended September 30, 1996 and 1995 was $8,223,000 and $7,344,000; and $22,735,000
and $19,493,000, respectively, and was comprised solely of income taxes on income from continuing operations. Income tax expense attributable to income from continuing operations for the nine-month periods ended September 30, 1996 and 1995 consists of the following:

                                   Nine Months Ended September 30,
  (Dollars in thousands)                1996             1995
------------------------------------------------------------------
  Current:
    U.S. Federal                      $17,076          $16,364
    State and local                     3,777            3,465
                                     ---------        ---------
  Total current tax expense            20,853           19,829
  Deferred:
    U.S. Federal                        2,007              293
    State and local                       450              222
                                     ---------        ---------
  Total deferred tax expense            2,457              515
  Investment tax credits                 (575)            (851)
                                     ---------        ---------
  Total income tax expense            $22,735          $19,493
                                     =========        =========

Income tax expense differed from the amounts computed by applying the U. S. Federal income tax rate of 35 percent to pretax income from continuing operations as stated in the following:

                                   Nine Months Ended September 30,
  (Dollars in thousands)                1996             1995
------------------------------------------------------------------
  Computed "expected" tax expense    $19,717          $17,478
  Increase (reduction) in
    income taxes resulting from:
    State and local taxes, net
       of Federal tax benefit          2,748            2,397
    Amortization of goodwill             833              279
    Non-taxable interest income          (58)             (51)
    Amortization of regulatory
      deferred charges                     0            1,436
    Amortization of regulatory
      deferred liabilities                 0           (1,343)
    Amortization of investment
      tax credits                       (575)            (851)
    Other, net                            70              148
                                    ---------        ---------
    Total income tax expense         $22,735          $19,493
                                    =========        =========

The significant components of deferred income tax expense attributable to income from continuing operations for the nine-month periods ended September 30, 1996 and 1995 were the following:

                                   Nine Months Ended September 30,
  (Dollars in thousands)                1996             1995
------------------------------------------------------------------
  Deferred tax expense                $ 2,457        $    422
  Amortization of regulatory
    deferred charges                        0           1,436
  Amortization of regulatory
    deferred liabilities                    0          (1,343)
                                     ---------       ---------
  Total deferred tax expense          $ 2,457         $   515
                                     =========       =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and December 31, 1995 are presented below:

  (Dollars in thousands)       September 30, 1996  December 31, 1995
---------------------------------------------------------------------
Deferred tax assets:
    Accumulated post-retirement
      benefit cost                   $18,117            $17,493
    Voluntary Early Retirement
      Program                          6,202              7,697
    Other                              2,910              3,091
                                    ---------          ---------
       Total gross deferred
        tax assets                    27,229             28,281
       Less valuation allowance           --                 --
                                    ---------          ---------
       Net deferred tax assets       $27,229            $28,281
                                    =========          =========
Deferred tax liabilities:
    Plant and equipment,
       principally due to
       depreciation differences      $33,812            $33,011
    Other                              3,986              3,382
                                    ---------          ---------
       Total gross deferred tax
         liabilities                  37,798             36,393
                                    ---------          ---------
       Net deferred tax
         liabilities                 $10,569            $ 8,112
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

The Company has not designated any assets to fund Plan obligations. Net periodic postretirement benefit costs for the nine-month periods ended September 30, 1996 and 1995 include the following components:

                                   Nine Months Ended September 30,
  (Dollars in thousands)                1996             1995
------------------------------------------------------------------
  Service cost                        $   373         $   289
  Interest cost                         3,028           2,946
  Unrecognized prior service cost          85               8
  Amortization of
    unrecognized loss                      24             146
                                     ---------       ---------
  Net periodic postretirement
   benefit costs                      $ 3,510         $ 3,389
                                     =========       =========

For purposes of measuring the benefit cost, a discount rate of 8.0% and an 11.7% annual rate of increase in the health care cost trend rate were assumed for 1996 and 1995. The rate of increase was assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported.

(7) Temporary Investments

The Company applies the provisions of FAS 115, Accounting for Certain Investments in Debt and Equity Securities.

FAS 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to FAS 115, the Company has classified all of its investments as "available for sale" at September 30, 1996 and December 31, 1995. This information is summarized as follows:

                                         September 30, 1996
---------------------------------------------------------------------------
                                                                 Estimated
                              Amortized      Gross Unrealized      Market
   (Dollars in thousands)       Cost         Gains     Losses      Value
---------------------------------------------------------------------------

U.S. Government obligations   $ 2,424           1       (41)       2,384
U.S. Government agency
  obligations                   4,061          27       (91)       3,997
Corporate debt securities         620          10       (39)         591
                             ---------      ------   --------   ---------
                              $ 7,105          38      (171)       6,972
                             =========      ======   ========   =========

                                             December 31, 1995
---------------------------------------------------------------------------
                                                                 Estimated
                              Amortized      Gross Unrealized      Market
   (Dollars in thousands)       Cost         Gains     Losses      Value
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
                             =========      ======   ========   =========

The net unrealized gain/(loss) on investments available for sale is not reported separately as a component of stockholders' equity due to its insignificance to the consolidated balance sheet at September 30, 1996 and December 31, 1995.

The amortized cost and estimated market value of debt securities at September 30, 1996 and December 31, 1995, by contractual maturity, are shown in the following tables. Equity securities are excluded from these tables. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 September 30, 1996
-------------------------------------------------------------------------
                                                                Estimated
                                                 Amortized        Market
  (Dollars in thousands)                           Cost           Value
-------------------------------------------------------------------------

Due after three months through five years         $ 1,638        $ 1,643
Due after five years through ten years              5,467          5,329
                                                 ---------      ---------
                                                  $ 7,105        $ 6,972
                                                 =========      =========

                                                     December 31, 1995
-------------------------------------------------------------------------
                                                                Estimated
                                                 Amortized        Market
  (Dollars in thousands)                           Cost           Value
-------------------------------------------------------------------------
Due after three months through five years         $ 8,242        $ 8,399
Due after five years through ten years              3,616          3,550
                                                 ---------      ---------
                                                  $11,858        $11,949
                                                 =========      =========

The gross realized gains and losses on the sale of securities were insignificant to the consolidated financial statements at September 30, 1996 and December 31, 1995. The Company does not invest in securities classified as held to maturity or traded securities.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

Total capital additions to communications facilities for 1996 are projected to be $51,498,000. During the nine-month period ended September 30, 1996, cash provided by operating activities, less dividends paid, exceeded capital expenditures.

The Company consummated the acquisition of the Nebraska Cellular Telephone Corporation on July 13, 1995. In connection with this acquisition, the following assets were acquired, liabilities assumed/incurred and common stock issued (in thousands):

Property, plant and equipment                  $ 28,101
Excess cost of net assets acquired              124,609
Notes payable assumed                           (17,890)
Other assets and liabilities,
  excluding cash and cash equivalents             2,167
Prior investment in Nebraska Cellular
  Telephone Corporation                          (6,282)
Common stock issued                             (70,408)
Issuance of long-term debt                      (60,000)
                                              ---------
Decrease in cash                              $     297
                                              =========

This acquisition is reflected in the investing activities of the Company's consolidated statement of cash flows.

As of September 30, 1996, the Company had $107,810,000 of long-term debt, consisting of the following:

   -  $44,000,000 of First Mortgage Bonds due June 1, 2000.
   - A $30,000,000 variable rate term loan due in 13 consecutive quarterly installments commencing on September 15, 1997.
   - A $24,000,000 variable rate revolving loan with principal due July 6, 1998, and interest currently due monthly.
   - $14,438,000 of various variable rate Rural Telephone Finance Cooperative (RTFC) loan agreements maturing through 2002.
   -  Less current installments of long-term debt of $4,628,000.

Results of Operations

Revenues
                                   Third Quarter 1996    Nine Months 1996
                                  Increase (Decrease)   Increase (Decrease)
                                       Over Third            Over Nine
                                      Quarter 1995          Months 1995
                                  -------------------   -------------------
Operating revenues:
  Telephone revenues:
    Local network services               4.1%                 4.9%
    Access services                     (1.5%)                5.4%
    Long distance services               4.3%                 2.7%
    Other wireline communications        2.3%                 5.8%
     services
        Total telephone revenues         2.2%                 4.8%

  Wireless communications services      29.5%               131.0%
  Telephone equipment sales and         (7.7%)               (3.3%)
   services
  Intercompany revenues                (10.6%)              (15.0%)
        Total operating revenues         7.1%                19.2%

All comparisons hereinafter made are of the third quarter and nine-month periods for 1996 with the same periods in 1995. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Local network services revenue increased $733,000 (4.1%) and $2,601,000 (4.9%), respectively. Basic local services revenue increased $602,000 (4.6%) and $1,862,000 (4.8%) led by growth in revenue from business and Centrex services for the three- and nine-month periods. Residential and business telephone access lines in service grew by 8,400 (3.3%) from September 30, 1995. Expanded area services revenue increased $16,000 (.8%) and $411,000 (7.4%) due to increased usage.

Access services revenue decreased $216,000 (1.5%) and increased $2,166,000 (5.4%), respectively. In 1995, these revenues had benefited from an out-of-period adjustment of $624,000 related to prior years. Overall minutes of access use increased by 6.5% and 7.7%, respectively.

Other wireline communications services revenues, consisting of directory advertising and sales, carrier billing and collections, data communications, and miscellaneous items, increased $143,000 (2.3%) and $1,045,000 (5.8%), respectively. Data communications growth has been strong, mainly due to the introduction in 1995 of NAVIX, the Company's Internet access service.

Wireless communications services revenues increased $3,961,000 (29.5%) and $26,308,000 (131.0%), respectively, for the three- and nine-month periods, due to an increased customer base. For the nine-month period, $23,013,000 of the increase was due to the acquisition of Nebraska Cellular Telephone Corporation in July 1995. Lincoln MSA revenues increased $1,243,000 (35.8%) and $3,224,000 (32.8%) for the three- and nine-month periods, and 10,533 customer lines were added between September 30, 1995, and September 30, 1996. Aliant Cellular Inc.'s revenues increased $2,691,000 (27.5%) for the three-month period, and 26,941 customer lines were added between September 30, 1995, and September 30, 1996. Customer penetration rates reached 16.6% for the Lincoln MSA and 11.6% for Aliant Cellular Inc. at the end of September 1996.

Telephone equipment sales and services revenues decreased $368,000 (7.7%) and $472,000 (3.3%) for the three- and nine-month periods. The third quarter decrease was offset by record first quarter sales revenues, resulting in a smaller decrease for the first nine months of 1996.

Overall, total operating revenues increased $4,394,000 (7.1%) and $31,497,000 (19.2%) for the three- and nine-month periods ended September 30, 1996, compared to the same periods in 1995.

Operating Expenses
                                   Third Quarter 1996    Nine Months 1996
                                  Increase (Decrease)   Increase (Decrease)
                                       Over Third            Over Nine
                                      Quarter 1995          Months 1995
                                  -------------------   -------------------


Depreciation and amortization           10.3%                27.5%
Other operating expenses                10.1%                21.0%
Restructuring charge                  (100.0%)             (100.0%)
Taxes, other than payroll
  and income                            16.1%                14.6%
Intercompany expenses                  (10.6%)              (15.0%)
    Total operating expenses             6.2%                21.0%

All comparisons hereinafter made are of the third quarter and nine-month periods for 1996 with the same periods in 1995. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Depreciation and amortization increased $1,071,000 (10.3%) and $7,392,000 (27.5%). This is partly a result of discontinuance of FAS 71, as depreciation expense for the Telco is now based on estimated economic useful lives rather than those prescribed by regulatory commissions, causing an increase in depreciation of $678,000 and $2,019,000. Depreciation increased $2,689,000 for the nine-month period due to the acquisition of Nebraska Cellular Telephone Corporation, while amortization associated with the acquisition increased by $1,581,000 for the nine-month period.

Other operating expenses increased by $3,174,000 (10.1%) and $18,331,000 (21.0%) for the three- and nine-month periods, as a result of the acquisition and the cost of increased cellular equipment sales. The inclusion of Nebraska Cellular Telephone Corporation operating expenses after acquisition led to an increase of $12,960,000 for the nine-month period.

Overall, total operating expenses increased $2,659,000 (6.2%) and $23,770,000 (21.0%) for the three- and nine-month periods ended September 30, 1996, compared to the same periods in 1995.

Non-Operating Income (Expense)
                                   Third Quarter 1996    Nine Months 1996
                                  Increase (Decrease)   Increase (Decrease)
                                       Over Third            Over Nine
                                      Quarter 1995          Months 1995
                                  -------------------   -------------------
Income from interest and
  other investments                    (14.0%)                2.8%
Interest expense and other
  deductions                           (12.3%)               24.6%
    Net non-operating expense           (9.0%)              134.3%

Income from interest and other investments decreased $254,000 (14.0%) for the three-month period ended September 30, 1996, over the same period in 1995, and increased $141,000 (2.8%) for the nine-month period. The decrease for the three-month period is the result of using short-term investments to reduce long-term debt.

Interest expense and other deductions decreased $333,000 (12.3%) and increased $1,471,000 (24.6%), respectively. The increase results from the acquisition in July 1995.

Income Taxes

Income taxes increased $879,000 (12.0%) and $3,242,000 (16.6%) for the three- and nine-month periods. The increase is attributable to increased taxable income compared to the third quarter and first nine months of 1995.

PART II -    OTHER INFORMATION

Item 1-3  -  Not applicable

Item 4    -  Name Change

             Stockholders approved the amendment to the articles of incorporation changing the name of the Company from Lincoln Telecommunications Company to Aliant Communications Inc. at the annual stockholders' meeting April 24, 1996. The name change was approved by a vote of 27,444,469 for the name change, and 2,048,846 against, for a total of 29,493,315 votes. The name change became effective on September 3, 1996.

Item 5    -  Purchase of Common Stock

             On April 24, 1991, the Board of Directors of the Company authorized the Company to purchase up to 600,000 shares of its common stock from time to time as market conditions warrant. As of September 30, 1996, 380,926 shares had been purchased. As of November 12, 1996, an additional 122,500 shares have been purchased, thereby bringing to 503,426 the total number of shares purchased. These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

Item 6    -  a)  See Exhibit Index.
             b) On August 1, 1996, Registrant filed a Form 8-K to report the Registrant's corporate name change from Lincoln Telecommunications Company to Aliant Communications Inc. and certain related subsidiary name changes.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Aliant Communications Inc.
                               ------------------------------
                                       (Registrant)





      November 14, 1996             /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





      November 14, 1996            /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer






____________________________
 *See General Instruction G
**Print name and title of the signing officer under his signature.

                                                                Form 10-Q
                            Exhibit Index


Exhibit                 Title                                     Page No.

27     Financial Data Schedule