Form 10-K
period 1996-12-31
ALIANT COMMUNICATIONS INC
filed 1997-03-31
CIK 320446

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                 -----------------------------------------
                                 FORM 10-K

  [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1996

                                    OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to _____________
                        Commission File No. 0-10516

                  -----------------------------------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of such stock as of February 28, 1997, was $610,449,847.

                 Number of shares of common stock outstanding
                                     on
                       February 28, 1997 -- 36,444,767

The Registrant's Annual Report to Shareholders for the calendar year 1996 is incorporated by reference in Parts I, II, III and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1997 is incorporated by reference in Parts III & IV of this Form 10-K to the extent stated herein.

                                                                  Form 10-K
                            TABLE OF CONTENTS

Item                                                                   Page
                                 PART I
                               Description

 1. Business.......................................................... 1-6
 2. Properties........................................................   7
 3. Legal Proceedings.................................................   7
 4. Submission of Matters to a Vote of Security Holders...............   8

                                 PART II
                               Description

 5. Market for Registrant's Common Equity and Related
     Stockholder Matters..............................................   9
 6. Selected Financial Data...........................................   9
 7. Management's Discussion and Analysis of Financial
     Condition and Results of Operations..............................9-10
 8. Consolidated Financial Statements and Supplementary Data..........  10
 9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure..............................  10

                                PART III
                               Description

10. Directors and Executive Officers of the Registrant...............   11
11. Executive Compensation...........................................   11
12. Security Ownership of Certain Beneficial Owners and
     Management......................................................   11
13. Certain Relationships and Related Transactions...................   11

                                 PART IV
                               Description

14. Exhibits, Financial Statement Schedules, and Reports on
     Form 8-K........................................................12-14

                                                                  Form 10-K
                                  PART I

Item 1.  Business
------
     Aliant Communications Inc. (the Company), formerly Lincoln Telecommunications Company, was incorporated on November 24, 1980, as a Nebraska corporation, and is a holding company. Aliant Communications Co. (Telco), formerly The Lincoln Telephone and Telegraph Company, a Delaware corporation, is the principal subsidiary of the Company. The Company owns 100% of the issued and outstanding common stock of Telco. Other wholly-owned subsidiaries of the Company are Aliant Cellular Inc. (Cellular), formerly Nebraska Cellular Telephone Corporation; Aliant Systems Inc. (Systems), formerly LinTel Systems Inc.; Prairie Communications, Inc. (Prairie); and Aliant Midwest Inc. (Midwest), all of which are Nebraska corporations. For information relating to the general development of the Company's business during the past five years and descriptions of the Company's subsidiaries, see 1996 Annual Report to Stockholders, pages 1 - 5 and 42 - 51.

     Subsidiary Operations.
     ---------------------
     Telco, the Company's principal subsidiary, provides local and intraLATA service to approximately 196,000 customers in the contiguous geographical area consisting of the southeastern 22 counties of Nebraska, having in service 263,208 landline customer access lines as of December 31, 1996. There are a total of 137 exchanges and 146 central offices in the service area of the Company. The Company's fully digital local exchange network supports SS7 technology and includes over 1,400 miles of fiber optic cable, much of it in a ring configuration. Data communications services include Internet access, which is provided under the Navix brand name. Enhanced services include Voice Mail, Custom Calling, Centrex, and Integrated Services Digital Network (ISDN). The Company publishes six regional directories and provides access service to long distance and cellular companies. Set forth below is a schedule of Telco's residential and business access lines in service for the years ended December 31, 1996 and 1995.

                                                    As of December 31,
     ACCESS LINES IN SERVICE*                         1996      1995
     -----------------------                          ----      ----
     Residence                                      184,294   180,749
     Business                                        78,914    73,424
                                                    -------   -------
       Total                                        263,208   254,173

     *The statistics in this table exclude cellular access lines and Company access lines in service.

     Telco provides access services by connecting the communications networks of interexchange and cellular carriers with the equipment and facilities of end users by use of its public switch networks or through private lines. Access charges, including interstate subscriber line charges and those payable by interexchange and cellular carriers, provided

                                                                  Form 10-K
Item 1.  Continued
------
$56,746,000, $53,653,000, and $50,569,000 of the Company's consolidated revenues for the years ended December 31, 1996, 1995, and 1994, respectively.

     Telco's wireless services include cellular operations and wide-area paging services. Telco operates a cellular telecommunications system in the Lincoln, Nebraska Metropolitan Statistical Area (MSA). The Company also manages the limited partnership which is the license holder for Iowa Rural Statistical Area (RSA) 1, which serves the southwestern six counties of Iowa.

     In December 1991, Prairie purchased a 50% interest in the Omaha Cellular General Partnership (OCGP) from Centel Nebraska, Inc. (Centel-Neb) for $11.9 million. Prairie purchased and holds a discounted note from OCGP in the face amount of approximately $54 million, for which the purchase price was $23.8 million. The note had a carrying value of approximately $42.5 million at December 31, 1996. During the two-year period ending on December 31, 1998, the Company has the option to purchase from Centel-Neb the remaining 50% interest in OCGP. OCGP is the general partner of and holds approximately 55% of the partnership interests in the Omaha Cellular Limited Partnership, which provides cellular telecommunications services in Douglas and Sarpy Counties in Nebraska and Pottawattamie County, Iowa. Omaha Cellular Limited Partnership conducts business under the trade name Aliant Cellular - Omaha. Prairie is the managing partner of OCGP.

     On July 13, 1995, the Company completed the acquisition of the approximately 84% of the issued and outstanding common stock of the former Nebraska Cellular Telephone Corporation not previously owned by the Company. Cellular is the holder of cellular operating licenses issued by the Federal Communications Commission (FCC) for Nebraska RSA Nos. 533 through 542. Cellular's network serves the entire state of Nebraska through these ten RSAs, except Dakota, Douglas, Lancaster, and Sarpy counties.

     The following table sets forth certain information about the Company's managed cellular operations.


                              Cellular Operations
                              -------------------
                                                             December 31, 1996
                 Acquisi-                POPs                 Gross     Net
                   tion      Percent     Within       Net      Sub-     Sub-
   System (1)     Date (2)   Ownership   Area (5)     POPs   scribers  scribers

Lincoln MSA    April 23, 1987  100.0     229,000     229,000    40,036    40,036
Nebraska RSAs  Nov. 25, 1989   100.0     844,000     844,000   106,666   106,666
Omaha MSA      Dec. 31, 1991    27.6(3)  628,000(6)  173,000    65,520    18,084
Iowa RSA 1     June 30, 1989    11.8(4)   62,000       7,000     3,790       447

                                                                  Form 10-K
Item 1.  Continued
------
(1)  Systems are as follows:

     Lincoln MSA - Lancaster County, Nebraska
     Nebraska RSAs - 89 of the 90 Nebraska counties not in the Omaha and
      Lincoln MSAs
     Omaha MSA - Douglas and Sarpy Counties in Nebraska and Pottawattamie
      County in Iowa
     Iowa RSA 1 - Southwestern six counties of Iowa

(2) The date Telco's operating license was granted in the case of the Lincoln MSA, and the date of the Company's initial acquisition of an interest in the licensee in the case of other systems. The Company's ownership interest in the Nebraska RSAs increased from approximately 16% to 100% on July 13, 1995.

(3) In addition, the Company has an option to purchase an additional 27.6% interest in the licensee of the Omaha MSA at fair market value.

(4) Includes the allocable portion of the 15.2% interest in the licensee held by the Omaha MSA licensee.

(5) Based upon population data for 1996, POPs shown for Lincoln and Omaha MSAs are 99% covered by the networks of these systems. According to estimates available to the Company, approximately 92% of the POPs shown for Nebraska RSAs and approximately 92% of the POPs shown for Iowa RSA 1 are covered by the networks of these systems.

(6) Does not include the Omaha MSA licensee's 15.2% interest in Iowa RSA 1 (which system has been separately included in the table) or the Omaha MSA licensee's 8.3% interest in Iowa RSA 8 (representing 54,713 POPs and 4,541 net POPs).

     The licensing, ownership, construction, operation, and sale of controlling interests in cellular telephone systems are subject to regulation by the FCC. The FCC license for the Company's Lincoln MSA expired in October 1996, and it was subsequently renewed by the FCC for an additional 10 years on November 29, 1996. The Omaha MSA license expires May 2005, while FCC licenses for the Company's Iowa RSA and Nebraska RSA cellular operations expire between November 1999 and August 2000. All renewal applications for these licenses must be received by the FCC not later than 30 and not more than 60 days in advance of their respective expiration dates and must be approved by the FCC. It is possible that there may be competition for these FCC licenses upon expiration, and any such competitors may apply for such licenses within the same time frame as the Company. However, incumbent cellular providers generally retain their FCC licenses upon a demonstration of substantial compliance with FCC regulations and substantial service to the public. Although the Company has no reason to believe that the FCC renewal applications will not be granted by the FCC, no assurance can be given.

                                                                  Form 10-K
Item 1.  Continued
------
     For a five-year period ending after the date of the grant of a cellular license by the FCC (the "fill-in period"), the licensee has the exclusive right to apply to serve areas within the RSA or the MSA. At the end of the fill-in period, any person may apply to serve the unserved areas in the MSA or RSA. The fill-in periods for both the Lincoln and Omaha MSAs have expired and virtually all areas are served in those locations. The fill-in periods for the Nebraska RSAs and the Iowa RSA expired between November 1994 and May 1995. One Phase II application has been filed to serve an uncovered area in Iowa RSA 1. This does not impose a material threat to the Company in providing service to this area.

     The Company, through Systems, is a "reseller" of long distance services, primarily in Telco's exchange service area, and provides this service by aggregating its customers' traffic to take advantage of volume discounts offered by national networks. During 1996, Systems had 116.9 million minutes of long distance traffic, an increase of 9.3 million minutes from 107.6 million minutes of long distance traffic in 1995. The Company has a variety of calling programs for both residential and business customers.

     Systems also sells and services a wide range of PBX, key system, and other communications equipment to large and small businesses, including sophisticated switching systems from ROLM and NorTel. These systems provide a variety of call center applications such as automatic call distribution, voice mail, and LAN functionality.

     Regulatory Climate and Rate Increases
     -------------------------------------
     Nebraska has a relatively streamlined regulatory climate.  Since
1986, telecommunications companies in Nebraska have been permitted to increase basic local exchange rates up to 10% in any consecutive 12-month period without review by the Nebraska Public Service Commission (NPSC). However, telecommunications companies must provide at least 120 days notice to affected customers and conduct public informational meetings. If at least 2% of subscribers affected by the proposed increase sign a formal complaint within 120 days after such notice, opposing the rate increase, the NPSC must hold and complete a hearing with regard to the complaint within 90 days to determine whether the proposed rates are fair, just and reasonable, and within 60 days after the close of hearing, enter an order adjusting the rates at issue. On November 8, 1996, Telco announced a 10% increase to residential basic local exchange rates effective March 23, 1997. Telco had not increased such rates since 1991. The rate change is discussed further under Item 1, Competition, on page 5.

     Rates for all other services are not subject to regulation by the NPSC, and they may be revised by a telecommunications company by filing a rate list with the NPSC which is effective after ten days' notice to the NPSC. Effective March 23, 1997, Telco raised rates for two services in this category. Pay phone rates increased from 25 cents per call to 35 cents per call, and directory assistance calls increased from 40 cents per call with two free calls per month to 60 cents per call with one free call per month for residential customers and no free calls for businesses. Telco is anticipating rate changes for some other services, which could take effect as early as the third quarter of 1997.

                                                                  Form 10-K
Item 1.  Continued
------
     Quality of service regulation over interexchange and local exchange service is retained by the NPSC. Nebraska has completely deregulated the provision of mobile radio services and radio paging services. At the federal level, the Company operates under price caps, as opposed to rate of return regulation.

     Competition.
     -----------
     The Telecommunications Act of 1996 (the Act) was signed into effect in February 1996. The Act facilitates the entry of new competitors into the local exchange market by allowing companies to purchase and resell Incumbent Local Exchange Carrier (ILEC) services, by requiring companies to unbundle their networks, and by requiring ILECs to negotiate interconnection agreements with companies desiring connection to ILEC networks. The FCC released an Interconnection Order on August 8, 1996, to implement the interconnection portion of the Act. The Interconnection Order contains pricing proxies which are unfavorable to ILECs. Several ILECs, including Telco, filed petitions to review the Interconnection Order with the Federal Courts and requested that the pricing provisions of the Interconnection Order be stayed. On October 15, 1996, the Eighth Circuit Court of Appeals entered an Order Granting Stay Pending Judicial Review which did stay the effectiveness of the pricing and the so-called "pick and choose" provisions of the Interconnection Order. The FCC and certain telecommunications companies requested review of the Eighth Circuit's Stay Order by the United States Supreme Court; however, the Supreme Court declined to make such a review. While briefing and oral arguments have been completed, the case is pending for final decision by the Eighth Circuit.

     Telco has not received a bona fide request to negotiate an agreement for resale, unbundled network elements, or interconnection with a Competitive Local Exchange Carrier (CLEC). Telco may apply to the NPSC for a waiver or modification of such requirements pursuant to Section 251(f)2 of the Act. The Act also provides new business opportunities for the Company, such as entry into the cable television market, and entry into additional geographic markets with either a full range of services or selected services to niche markets.

     On November 14, 1996, Midwest filed an application with the NPSC to provide local exchange service in areas outside Telco's 22-county service area in southeast Nebraska. Midwest is a CLEC formed to provide competitive local service out of Telco's service region. The application was granted on March 10, 1997. Midwest may resell facilities owned by a Local Exchange Carrier (LEC) or ILEC upon reaching an interconnection agreement, or build and acquire facilities of its own. On January 21, 1997, Midwest also was granted authority to serve Pottawattamie County, Iowa, as a CLEC. The Company is also exploring other opportunities the Act presents for geographic and service expansion.

     The 10% residential basic local exchange rate increase referred to on page 4 under Item 1, Regulatory Climate and Rate Increases, will be offset by an 8% to 10% reduction in Telco's long distance rates within its service area, and by a reduction to intrastate access service rates of

                                                                  Form 10-K
Item 1.  Continued
------
approximately 16%. The passage of the Act, which encourages local exchange competition, requires rate adjustments by Telco for basic local exchange and other services to more accurately reflect actual costs.

     With respect to cellular mobile communications service, the FCC has granted two licenses to provide cellular service in each MSA or RSA. The B-license is typically granted to a company that provides local telephone service in the area (or to a group affiliated with the local service
company).   The A-license is typically granted to a company that does not provide local telephone service (and is not affiliated with a local service company in the area). Telco currently operates as the B-licensee in the Lincoln MSA, Cellular operates as the B-licensee in all of its markets, and the Company is the manager of the limited partnership which operates as the B-licensee in the Omaha MSA.

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

     The FCC has taken steps to increase the number of wireless competitors through the auctioning of radio spectrum for Personal Communications Services (PCS). The FCC rules governing spectrum auctions prohibited the Company from bidding on bandwidth of more than 10 MHz of PCS bandwidth in areas where it has cellular operations. PCS licensees in the Company's various Nebraska markets currently include AT&T, Sprint, and US West.

     In connection with the provision of long distance telecommunications services, Systems' long distance division competes with other long distance service providers such as AT&T, MCI, and Sprint. This market is highly competitive. The prices for long distance services offered by Systems compare favorably with prices of similar services offered by competitors.

     Employees.
     ---------
     The Company had 1,686 employees (1,205 employed by its principal subsidiary, Telco) at the end of 1996. As of December 1996, approximately
58% of Telco's employees and 27% of Systems' employees (constituting 44% of the Company's overall employees) were represented by the Communications Workers of America (CWA), which is affiliated with the AFL-CIO. New three-year contracts with the CWA were signed in May 1995 with respect to Systems' bargaining unit employees and in October 1995 with respect to Telco bargaining unit employees. Telco's contract with the CWA will expire on October 14, 1998, and Systems' contract with the CWA will expire on May 19, 1998.

                                                                  Form 10-K
Item 2.  Properties
------
     Telco's telephone system consists of switching and transmission equipment, cellular radio facilities, fiber optic systems, and distribution plant, through 137 communities within the State of Nebraska. Among the larger exchanges served are Lincoln, Hastings, Beatrice, York, Nebraska City, Plattsmouth, and Seward.

     Telco owns the equipment, plant, and facilities which are utilized in its telephone system. Telco leases five locations on which business offices are located. The total annual rentals for such leased offices were approximately $163,000 in 1996, and the duration of such leases ranges from one to six years. Telco owns its remaining business office locations. Additionally, Telco leases the majority of the locations on which the sites of towers for its Lincoln MSA cellular system and wide-area paging system are located. Annual rentals on the sites are approximately $82,000, and the duration of the unexpired portions of such leases ranges from four months to five years, with options to renew thereafter.

     In 1996, Cellular moved to a newly constructed office building owned by the Company in Grand Island, Nebraska. The lease agreement on its vacated office space expires in February 2000. The annual lease payment for that location is approximately $61,000, and Cellular is subletting the space for $21,000 per year, for an annual net lease expense of $40,000. Numerous other operating lease agreements exist for various building space, towers, and land sites. Lease terms are between one and ten years, with various renewal clauses. Rental expense for these operating leases was approximately $244,000 in 1996.

     Systems leases transmission facilities and switching facilities in connection with its Aliant Communications Long Distance Division. All of its office locations are leased. Annual rentals are approximately $161,000, and the duration of the unexpired portions of such leases ranges from one month to five years.

     It is the opinion of Company management, including the Vice President-Technology of Telco, that the properties of Telco are suitable and adequate to provide modern and effective telecommunications services within its service area, including both local and long distance service. The capacity for furnishing these services, both currently and for forecast growth, is under constant surveillance by the Vice President-Technology and his staff. Facilities are put to full utilization after installation and appropriate testing, according to two-, three-, and five-year construction plans.

     Telco's continuing construction programs are divided between meeting growth demands (population and service) and upgrading its telephone equipment and plant. Conversion to digital switching systems was completed in 1992. Competition, customer needs, and market conditions drive network technology deployment.

Item 3.  Legal Proceedings
------
     None.

                                                                  Form 10-K
Item 4.  Submission of Matters to a Vote of Security Holders
------
     None.

                  Executive Officers of the Registrant
                                                              First Elected
Officer             Age  Position Held                       Present Office
Frank H. Hilsabeck   52  President & Chief Executive Officer      1993
                         (President & Chief Operating Officer,
                         1991-1993; President-Telephone
                         Operations, 1990-1991)

James W. Strand      50  President-Diversified Operations         1990
                         (V.P.-Diversified Operations,
                         1986-1990)

Robert L. Tyler      61  Senior V.P. and Chief Financial          1991
                         Officer (V.P.-Controller, 1989-1991)

Bryan C. Rickertsen  49  V.P.-Technology                          1995

Kevin J. Wiley       37  V.P.-Diversified Operations              1995

Michael J. Tavlin    50  V.P.-Treasurer and Secretary             1986

                                                                  Form 10-K
                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
------   Matters

  (a)    Market Information

         Company Common Stock is traded on the Nasdaq National Market under the symbol "ALNT." The following table sets forth the high and low bid quotations for the periods indicated. These quotations represent prices between dealers without adjustments for markups, markdowns, or commissions and may not represent actual transactions.
                                                            Dividends
                                         High      Low      Declared
         1995
           First Quarter                17.25    14.50        .14
           Second Quarter               16.25    14.75        .14
           Third Quarter                19.00    15.25        .14
           Fourth Quarter               21.50    16.50        .15
         1996
           First Quarter                22.38    18.50        .15
           Second Quarter               20.00    15.88        .15
           Third Quarter                17.13    15.25        .15
           Fourth Quarter               17.00    15.25        .16

  (b)    Holders

         As of December 31, 1996, there were approximately 7,000 holders of record of the Company's Common Stock. In addition, the Company believes it has approximately 11,000 beneficial owners of the Company's Common Stock, whose shares are held in the names of broker dealers and clearing agencies.

  (c)    Dividends

         The long-term debt agreements and notes payable of the Company, Telco, and Cellular contain various restrictions. The restrictions include those relating to payment of dividends by the Company to holders of Company Common Stock, by Telco and Cellular to the Company, and by Telco to holders of Telco's 5% Preferred Stock. At December 31, 1996, approximately $14,300,000 of the Company's; $24,700,000 of Telco's; and $2,100,000 of Cellular's retained earnings were available for payment of cash dividends.

Item 6.  Selected Financial Data
------
         See 1996 Annual Report to Stockholders, pages 52 - 56.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   Results of Operations

         See 1996 Annual Report to Stockholders, pages 42 - 51.

                                                                  Form 10-K

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   Results of Operations, Continued

         Recent Developments
         -------------------
  (a) On September 3, 1996, the Company began doing business as Aliant Communications. The name change allows the Company to offer services under a single brand and replaces eight different previously used names. A list of the Company's wholly-owned subsidiaries and the names under which they were previously doing business is contained in Item 1, Business, on page 1.

  (b) On October 10, 1996, the Company formed Midwest as a CLEC to provide competitive local service out of region. Further information about Midwest is found on page 5 under Item 1, Competition.

  (c) On November 8, 1996, the Company announced a 10% increase in basic residential rates, effective March 23, 1997. The rate increase will cause rates to more accurately reflect actual costs in order to prepare for competition. More information about the rate change appears in Item 1, Competition, on page 5. Effective March 23, 1997, Telco raised pay phone rates from 25 cents per call to 35 cents per call; and directory assistance rates from 40 cents per call with two free calls per month to 60 cents per call with one free call per month for residential customers and no free calls for businesses.

Item 8.  Consolidated Financial Statements and Supplementary Data
------
         See 1996 Annual Report to Stockholders, pages 15 - 41 and 52 - 56.

Item 9.  Changes In and Disagreements with Accountants on Accounting and
------   Financial Disclosure

         None

                                                                  Form 10-K
                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
-------
Item 11.  Executive Compensation
-------
Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------
Item 13.  Certain Relationships and Related Transactions
-------
          Information required under Items 10, 11, 12, and 13 is included in the Registrant's Proxy Statement dated March 21, 1997, on pages 1 (commencing under the caption "Outstanding Shares and Voting Rights") through 12, and page 13 (the first paragraph commencing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"). Such information is incorporated herein by reference.

          Certain information regarding Executive Officers of the Registrant required by Item 401 of Regulation S-K is included in
          Part I of this Annual Report on Form 10-K following Item 4.

                                                                  Form 10-K
                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------
(a)       The following documents are filed as part of this report:
                                                            Page(s)
                                                         in 1996 Annual
                                                     Report to Stockholders
1.  Financial Statements:
    Independent Auditors' Report                                15
    Consolidated Balance Sheets, December 31, 1996 and 1995     16
    Consolidated Statements of Earnings
      Years ended December 31, 1996, 1995, and 1994           17-18
    Consolidated Statements of Stockholders' Equity
      Years ended December 31, 1996, 1995, and 1994             19
    Consolidated Statements of Cash Flows
      Years ended December 31, 1996, 1995, and 1994           20-21
    Notes to Consolidated Financial Statements,
      December 31, 1996, 1995, and 1994                       22-41
    Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      42-51

2.  Financial Statement schedules required by Item 8 of this form.

                                                            Page(s)
                                                        in this Annual
                                                       Report Form 10-K

    Independent Auditors' Report                                S-3

    Schedule I - Condensed Financial Information of
     Parent Company:
       Balance Sheets - December 31, 1996 and 1995              S-4
      Statements of Earnings - Years ended December 31,
       1996, 1995, and 1994                                     S-5
      Statements of Stockholders' Equity - Years ended
       December 31, 1996, 1995, and 1994                        S-6
      Statements of Cash Flows - Years ended December 31,
       1996, 1995, and 1994                                  S-7 & S-8

    Schedule II - Valuation and Qualifying Accounts -
     Years ended December 31, 1996, 1995, and 1994              S-9

    All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the consolidated financial statements and notes thereto.

                                                                  Form 10-K

Item 14.  Continued
-------
(b)  Reports on Form 8-K

     Exhibit 2: Current report on Form 8-K as filed on August 1, 1996, reporting the Registrant's corporate name change from Lincoln Telecommunications Company to Aliant
                 Communications Inc. and certain related subsidiary name changes.

(c)  Exhibits

     Exhibit 3:  Articles of Incorporation and By-Laws

                 (3.1) Articles of Incorporation as amended effective September 3, 1996 (incorporated by reference to
                        Exhibit 3(i) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

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

                 (4.4) The Indenture issued by the former The Lincoln Telephone and Telegraph Company (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31,
                        1993).

                 (4.5) Supplemental Indenture Eleven dated June 1, 1990, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
                        1990).

                                                                  Form 10-K
Item 14.(c)  Continued
-------
     Exhibit 10:  Material Contracts

                  (10.1) The 1989 Stock and Incentive Plan, incorporated by reference to Exhibit - Form S-8, File 33-39551, effective March 22, 1991, and is incorporated herein by this reference.

                  (10.2) A form of the Executive Benefit Plan agreement, as amended through January 1, 1993, provided to the executive officers and director-level managers of the Corporation and its affiliates, and a form of the Key Executive Employment and Severance Agreement provided to the executive officers of the Corporation and its affiliates on December 23, 1987, (incorporated by reference to
                          Exhibit 10 to the Company's 1992 Form 10-K
                          Report).

     Exhibit 13:  Annual Report to Stockholders

                  Filed as an exhibit to this Report on Form 10-K and incorporated as indicated herein by reference.

     Exhibit 21:  Subsidiaries of the Registrant.

                  The Company owns all the outstanding common stock of Telco, Cellular, Systems, Prairie, and Midwest. See pages 46 - 49, 1996 Annual Report to Stockholders, (Exhibit 13, filed with this report).

     Exhibit 23:  Accountants' Consent

     Exhibit 24:  Powers of Attorney

     Exhibit 27:  Financial Data Schedule

     Exhibits 9, 11, 12, 16, 18, 22 and 28 are not applicable.

(d) The required schedules are filed as part of Item 14(a)2 of this report.

                                                                  Form 10-K
                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALIANT COMMUNICATIONS INC.

    /s/ Robert L. Tyler                                    March 31, 1997
By      -----------------                             Date --------------
        Robert L. Tyler, Senior Vice President
        and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                  Title                    Date

     Duane W. Acklie              Director
     William W. Cook, Jr.         Director
     Terry L. Fairfield           Director
     James E. Geist               Director
     John Haessler                Director              March 31, 1997
     Charles R. Hermes            Director
     Donald H. Pegler, Jr.        Director
     Paul C. Schorr, III          Director
     William C. Smith             Director
     James W. Strand              Director
     Charles N. Wheatley          Director           /s/ Michael J. Tavlin
     Thomas C. Woods, III         Director       By      -------------------
     Lyn Wallin Ziegenbein        Director               Attorney-in-Fact


/s/ Frank H. Hilsabeck            Principal Executive
    -------------------           Officer and Director
    Frank H. Hilsabeck


/s/ Robert L. Tyler               Principal Financial
    -------------------           Officer
    Robert L. Tyler


/s/ Michael J. Tavlin             Officer
    -------------------
    Michael J. Tavlin

KPMG

                  ALIANT COMMUNICATIONS INC.

                  Independent Auditors' Report and Schedules
                  Form 10-K Securities and Exchange Commission

                  December 31, 1996, 1995 and 1994

                  (With Independent Auditors' Report Thereon)

                ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                       Index to Schedules Filed

                                                         Schedule

Independent Auditors' Report

Condensed Financial Information of Parent Company:
  Balance Sheets - December 31, 1996 and 1995                I
  Statements of Earnings - Years ended
   December 31, 1996, 1995 and 1994                          I
  Statements of Stockholders' Equity - Years ended
   December 31, 1996, 1995 and 1994                          I
  Statements of Cash Flows - Years ended
   December 31, 1996, 1995 and 1994                          I

Valuation and Qualifying Accounts - Years ended
 December 31, 1996, 1995 and 1994                           II

All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the consolidated financial statements and notes thereto.

KPMG Peat Marwick LLP
233 South 14th Street, Suite 1600
Lincoln, NE  68508-2041

Two Central Park Plaza
Suite 1501
Omaha, NE  68102

                      INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Aliant Communications Inc.:

Under date of February 7, 1997, we reported on the consolidated balance sheets of Aliant Communications Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP

Lincoln, Nebraska
February 7, 1997

ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES                       Schedule I

Balance Sheets
(Parent Company Only)
December 31, 1996 and 1995
                                                              1996      1995
                                                          (Dollars in thousands)
Current assets:
  Cash and cash equivalents                              $     127     3,759
  Temporary investments                                        -       1,600
  Other current assets                                       9,069     8,268
                                                           -------   -------
          Total current assets                               9,196    13,627

Investment in subsidiaries                                 168,251   151,016

Note receivable from subsidiary                             42,502    37,848

Other assets                                                 3,539     3,763

Goodwill, net of amortization                              121,627   124,022
                                                           -------   -------
                                                         $ 345,115   330,276
                                                           =======   =======

Current liabilities:
  Current installments of long-term debt                 $   4,000       -
  Other current liabilities                                 12,751     9,794
                                                           -------   -------
          Total current liabilities                         16,751     9,794

Deferred credits                                               797       937

Long-term debt                                              49,000    60,000

Stockholders' equity:
  Common stock                                               9,240     9,312
  Premium on common stock                                  102,257   106,822
  Retained earnings                                        174,172   151,754
  Treasury stock                                            (7,102)   (8,343)
                                                           -------   -------
          Total stockholders' equity                       278,567   259,545
                                                           -------   -------
                                                         $ 345,115   330,276
                                                           =======   =======


ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES                 Schedule I,cont.

Statements of Earnings
(Parent Company Only)
Years ended December 31, 1996, 1995 and 1994

                                                    1996      1995      1994
                                                     (Dollars in thousands)
Income:
  Equity in earnings of subsidiaries            $ 47,257    11,662    30,810
  Interest income:
    Subsidiary                                     4,654     4,144     3,690
    Other investments                                775     2,190     1,436
                                                  ------    ------    ------
                                                  52,686    17,996    35,936

Interest expense and other deductions              7,497     4,229       997
          Earnings before income taxes            45,189    13,767    34,939

Income tax expense                                   460     1,479     1,559
                                                  ------    ------    ------
          Net earnings                          $ 44,729    12,288    33,380
                                                  ======    ======    ======


ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES                 Schedule I, cont.

Statements of Stockholders' Equity
(Parent Company Only)

Years ended December 31, 1996, 1995 and 1994

                                                    1996      1995      1994
                                                     (Dollars in thousands)
Common stock:
  Beginning of year                            $   9,312     8,245     8,245
  Issuance of common stock                           -       1,067       -
  Purchase of common stock                           (72)      -         -
                                                 -------   -------   -------
  End of year                                      9,240     9,312     8,245
                                                 -------   -------   -------

Premium on common stock:
  Beginning of year                              106,822    37,481    37,481
  Issuance of common stock                           -      69,341       -
  Purchase of common stock                        (4,565)      -         -
                                                 -------   -------   -------
  End of year                                    102,257   106,822    37,481
                                                 -------   -------   -------

Retained earnings:
  Beginning of year                              151,754   159,143   142,859
  Net earnings                                    44,729    12,288    33,380
  Dividends declared                             (22,311)  (19,677)  (17,096)
                                                 -------   -------   -------
  End of year                                    174,172   151,754   159,143
                                                 -------   -------   -------

Treasury stock:
  Beginning of year                               (8,343)   (8,434)   (4,553)
  Net (purchases) sales                            1,241        91    (3,881)
                                                 -------   -------   -------
  End of year                                     (7,102)   (8,343)   (8,434)
                                                 -------   -------   -------
          Total stockholders' equity           $ 278,567   259,545   196,435
                                                 =======   =======   =======


Note: Effective January 6, 1994, the Company paid a 100% stock dividend to stockholders of record on December 27, 1993, which has been treated as a stock split for financial reporting purposes. Common stock and premium on common stock have been retroactively adjusted to give effect to the stock dividend at December 31, 1993.

ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES                Schedule I, cont.
Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 1996, 1995 and 1994
                                                    1996      1995      1994
                                                     (Dollars in thousands)
Cash flows from operating activities:
  Net earnings                                  $ 44,729    12,288    33,380
                                                  ------    ------    ------
  Adjustments to reconcile net earnings to
   net cash used for operating activities:
     Increase in note receivable                  (4,654)   (4,144)   (3,691)
     Amortization                                  3,168     1,570       -
     Equity in earnings of subsidiaries          (47,257)  (11,662)  (30,810)
     Restructuring charge                            -           8       -
     Changes in assets and liabilities
      resulting from operating activities:
        Other current assets                         199      (616)     (146)
        Other current liabilities                  2,623     1,450       746
        Deferred credits                            (140)      167      (235)
                                                  ------    ------    ------
          Total adjustments                      (46,061)  (13,227)  (34,136)
                                                  ------    ------    ------
          Net cash used for operating
           activities                             (1,332)     (939)     (756)
                                                  ------    ------    ------
Cash flows from investing activities:
  Net sales of temporary investments               1,600     2,680     5,074
  Net sales (purchases) of investments
   and other assets                                  224      (830)   (2,382)
  Purchase of Aliant Cellular Inc., net              -      (1,606)      -
                                                  ------    ------    ------
          Net cash provided by investing
           activities                              1,824       244     2,692
                                                  ------    ------    ------
Cash flows from financing activities:
  Dividends to stockholders                      (21,978)  (18,713)  (16,855)
  Payments on notes payable                          -      (6,000)   (5,500)
  Payments on long-term debt                      (7,000)      -         -
  Net sales (purchases) of common and
   treasury stock                                 (3,396)       91    (3,881)
  Dividends from subsidiaries                     28,250    26,500    24,500
                                                  ------    ------    ------
          Net cash provided by (used for)
           financing activities                   (4,124)    1,878    (1,736)
                                                  ------    ------    ------
Increase (decrease) in cash and
 cash equivalents                                 (3,632)    1,183       200

Cash and cash equivalents at beginning of year     3,759     2,576     2,376
                                                  ------    ------    ------
Cash and cash equivalents at end of year        $    127     3,759     2,576
                                                  ======    ======    ======


ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES                 Schedule I, cont.
Statements of Cash Flows, Continued
(Parent Company Only)
Years ended December 31, 1996, 1995 and 1994

                                                    1996      1995      1994
                                                     (Dollars in thousands)

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                     $ 3,491     2,182       405
                                                   =====     =====     =====
    Income taxes                                 $   223     1,892     1,792
                                                   =====     =====     =====


The Company consummated the acquisition of Aliant Cellular Inc. (formerly known as Nebraska Cellular Telephone Corporation) during 1995. In connection with the acquisition, the following assets were acquired, liabilities assumed and long-term debt and common stock issued:

                                          (Dollars in thousands)
  Property and equipment                        $  28,101
  Excess of cost of net assets acquired           124,609
  Long-term debt assumed                          (17,890)
  Other assets and liabilities                      3,476
  Prior investment in Nebraska Cellular
   Telephone Corporation                           (6,282)
  Issuance of long-term debt                      (60,000)
  Common stock issued                             (70,408)
                                                  -------
          Decrease in cash                      $   1,606
                                                  =======

ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES                      Schedule II
Valuation and Qualifying Accounts
Years ended December 31, 1996, 1995 and 1994

                                                     Addition
                                         Additions   due to    Deductions
                             Balance at  charged to  purchase     from     Balance
                             beginning   costs and   of Aliant  allowance  at end
         Description          of year    expenses    Cellular    (note)    of year
                                            (Dollars in thousands)
Year ended December 31, 1996,
  Allowance deducted from
  asset accounts, allowance
  for doubtful receivables     $ 754       1,175        -          914      1,015
                                 ===       =====       ===         ===      =====
Year ended December 31, 1995,
  Allowance deducted from
  assset accounts, allowance
  for doubtful receivables     $ 459         820       272         797        754
                                 ===       =====       ===         ===      =====

Year ended December 31, 1994,
  Allowance deducted from
  asset accounts, allowance
  for doubtful receivables     $ 382         533        -          456        459
                                 ===       =====       ===         ===      =====

Note:  Customers' accounts written-off, net of recoveries.

                       ALIANT COMMUNICATIONS INC.
                       EMPLOYEE AND STOCKHOLDER DIVIDEND
                       REINVESTMENT AND STOCK PURCHASE PLAN
                       Financial Statements Form 11-K
                       Securities and Exchange Commission
                       December 31, 1996, 1995 and 1994
                       (With Independent Auditors' Report Thereon)

ALIANT COMMUNICATIONS INC.
EMPLOYEE AND STOCKHOLDER DIVIDEND
REINVESTMENT AND STOCK PURCHASE PLAN

Index to Financial Statements


Independent Auditors' Report

Statements of Financial Condition - December 31, 1996 and 1995

Statements of Revenues and Common Stock Purchases -
  Years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements - December 31, 1996, 1995 and 1994

All schedules are omitted because they are not applicable.

KPMG Peat Marwick LLP

233 South 13th Street, Suite 1600
Lincoln, NE 68508-2041

Two Central Park Plaza
Suite 1501
Omaha, NE 68102
KPMG Peat Marwick LLP

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Aliant Communications Inc.:


We have audited the financial statements of Aliant Communications Inc. Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aliant Communications Inc. Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan at December 31, 1996 and 1995, and its revenues and common stock purchases for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ KPMG PEAT MARWICK LLP

Lincoln, Nebraska
February 7, 1997

ALIANT COMMUNICATIONS INC.
EMPLOYEE AND STOCKHOLDER DIVIDEND
REINVESTMENT AND STOCK PURCHASE PLAN

Statements of Financial Condition

December 31, 1996 and 1995



                Assets                                       1996      1995

Due from Aliant Communications Inc. (note 2):
  Contributions                                         $ 147,915   190,124
  Dividends                                               296,305   309,887
                                                          -------   -------
                                                        $ 444,220   500,011
                                                          =======   =======
             Liabilities

Balance to be invested in common stock for
 participants (notes 1 and 2)                           $ 444,220   500,011
                                                          =======   =======

See accompanying notes to financial statements.

ALIANT COMMUNICATIONS INC.
EMPLOYEE AND STOCKHOLDER DIVIDEND
REINVESTMENT AND STOCK PURCHASE PLAN

Statements of Revenues and Common Stock Purchases

Years ended December 31, 1996, 1995 and 1994



                                            1996        1995        1994

Revenues:
  Cash dividends                       $ 1,146,525   1,158,320   1,096,160
  Contributions                            659,238     744,930     734,044
                                         ---------   ---------   ---------
                                         1,805,763   1,903,250   1,830,204
                                         ---------   ---------   ---------

Assets held for purchases of common
 stock (note 2):
  Beginning of year                        500,011     436,528     446,899
  Less, end of year                       (444,220)   (500,011)   (436,528)
                                         ---------   ---------   ---------
                                            55,791     (63,483)     10,371
                                         ---------   ---------   ---------

Common stock purchases                 $ 1,861,554   1,839,767   1,840,575
                                         =========   =========   =========


See accompanying notes to financial statements.

ALIANT COMMUNICATIONS INC.
EMPLOYEE AND STOCKHOLDER DIVIDEND
REINVESTMENT AND STOCK PURCHASE PLAN

Notes to Financial Statements

December 31, 1996, 1995 and 1994

 (1) STATEMENT OF PURPOSE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Aliant Communications Inc. Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan (Plan) provides stockholders and eligible employees of Aliant Communications Inc. (Company), formerly known as Lincoln Telecommunications Company, and its subsidiaries with a convenient and economical way to invest cash dividends and optional cash contributions to purchase additional shares of common stock of the Company.

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

     ChaseMellon Shareholder Services, L.L.C. is the transfer agent, registrar, rights agent and Plan administrator.

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

     Shares purchased in the open market for the Plan aggregated 100,494, 115,385 and 112,423 during 1996, 1995 and 1994, respectively. At
     December 31, 1996, the agent for the Plan held 1,105,872 shares registered for participants.

 (3) INCOME TAXES

     No provision is made for income taxes relating to the operations of the Plan. Any income tax consequences of participation in the Plan are borne by the participants.