Form 10-Q
period 1997-03-31
ALIANT COMMUNICATIONS INC
filed 1997-05-15
CIK 320446

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                   ----------------------------------------

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---              THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1997

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

                           Yes    X        No
                                -----           -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.


       Class of Common Stock            Outstanding at March 31, 1997
           $.25 par Value                         36,443,501

               ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
------

The following consolidated financial statements of Aliant Communications Inc. and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair statement of income for each period shown. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate and that the information is fairly presented. The results for the interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the 1996 Annual Report on Form 10-K, which is incorporated by reference.

Item 1 - Financial Statements

                           ALIANT COMMUNICATIONS INC.
                           CONSOLIDATED BALANCE SHEETS


                                                  Mar. 31, 1997   Dec. 31, 1996
                                                  -------------   -------------
                                                   (Unaudited)      (Audited)
                                                     (Dollars in Thousands)
ASSETS
Current assets                                     $  91,539       $  81,218

Property and equipment less accumulated
 depreciation and amortization                       249,674         255,020

Investments and other assets                         172,615         171,684

Deferred charges                                      14,172          13,480
                                                     -------        --------

     Total assets                                  $ 528,000       $ 521,402
                                                     =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities           $  77,942        $ 73,594

Deferred credits and other long-term liabilities      60,501          61,662

Long-term debt                                       100,005         103,080

Preferred stock, 5%, redeemable                        4,499           4,499

Stockholders' equity                                 285,053         278,567
                                                     -------         -------

     Total liabilities and stockholders' equity    $ 528,000       $ 521,402
                                                     =======         =======


                        ALIANT COMMUNICATIONS INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                                (UNAUDITED)

                                                 Three Months Ended
                                          March 31, 1997   March 31, 1996
                                          --------------   --------------
                                    (Dollars in Thousands Except Per Share Data)
Operating revenues:
  Telephone revenues:
    Local network services                      $ 19,343           18,448
    Access services                               14,809           14,070
    Long distance services                         7,851            8,341
    Other wireline communications services         6,852            6,325
                                                  ------           ------
        Total telephone revenues                  48,855           47,184
  Wireless communications services                16,746           13,158
  Telephone equipment sales and services           4,540            4,998
  Intercompany revenues                           (1,953)          (2,057)
                                                  ------           ------
        Total operating revenues                  68,188           63,283
                                                  ------           ------

Operating expenses:
    Depreciation and amortization                 12,006           11,331
    Other operating expenses                      36,834           35,914
    Taxes, other than payroll and income             967              960
    Intercompany expenses                         (1,953)          (2,057)
                                                  ------           ------
        Total operating expenses                  47,854           46,148
                                                  ------           ------
        Operating income                          20,334           17,135
                                                  ------           ------

Non-operating income and expense:
    Income from interest and other investments     2,010            2,031
    Other deductions                                 325              283
    Interest expense                               2,179            2,368
                                                  ------           ------
        Net non-operating expense                    494              620
                                                  ------           ------

(Continued on following page)

                         ALIANT COMMUNICATIONS INC.
                 CONSOLIDATED STATEMENTS OF EARNINGS (Cont'd)
                                (UNAUDITED)

                                                  Three Months Ended
                                          March 31, 1997   March 31, 1996
                                          --------------   --------------
                                    (Dollars in Thousands Except Per Share Data)

        Income before income taxes                19,840           16,515
Income taxes                                       7,862            6,697
                                                  ------           ------
        Net income                              $ 11,978         $  9,818
Preferred dividends                                   56               56
                                                  ------           ------
        Earnings available for common shares    $ 11,922         $  9,762
                                                  ======           ======

        Earnings per common share               $    .33         $    .27
                                                  ======           ======

Weighted average common shares outstanding
 (in thousands)                                   36,436           36,647
                                                  ======           ======

Dividends declared per common share             $    .16         $    .15
                                                  ======           ======


                        ALIANT COMMUNICATIONS INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                       Three Months Ended
                                               March 31, 1997   March 31, 1996
                                               --------------   --------------
                                                    (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                      $ 11,978         $  9,818
                                                     ------           ------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                  12,014           11,339
      Net change in investments and other assets       (931)            (848)
      Deferred income taxes                          (1,471)           1,484
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                  2,349            2,154
         Other assets                                (2,119)           1,252
         Accounts payable and accrued expenses       (3,509)          (5,112)
         Other liabilities                            6,092            2,735
                                                     ------           ------
               Total adjustments                     12,425           13,004
                                                     ------           ------
               Net cash provided by operating
                activities                           24,403           22,822
                                                     ------           ------
Cash flows from investing activities:
   Expenditures for property and equipment           (6,448)          (8,504)
   Net salvage on retirements                           614               (1)
                                                     ------           ------
               Net capital additions                 (5,834)          (8,505)

   Proceeds from sale of investments and other
    assets                                              287               31
   Purchases of investments and other assets            --              (990)
   Purchases of temporary investments                  (299)          (1,669)
   Maturities and sales of temporary investments        265            2,010
                                                     ------           ------
               Net cash used for investing
                activities                           (5,581)          (9,123)
                                                     ------           ------

(Continued on following page)

                          ALIANT COMMUNICATIONS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                (UNAUDITED)

                                                     Three Months Ended
                                               March 31, 1997   March 31, 1996
                                               --------------   --------------
                                                   (Dollars in Thousands)

Cash flows from financing activities:
   Dividends to stockholders                         (5,883)          (5,549)
   Retirement of notes payable                          --            (8,000)
   Payments of long term debt                        (1,007)          (3,687)
   Net purchases and sales of treasury stock            397              615
                                                     ------           ------

               Net cash used in
                financing activities               $ (6,493)        $(16,621)
                                                     ------           ------
Net increase (decrease) in cash and cash
 equivalents                                         12,329           (2,922)
Cash and cash equivalents at beginning of year       25,290           21,151
                                                     ------           ------

Cash and cash equivalents at end
 of quarter                                        $ 37,619         $ 18,229
                                                     ======           ======

Supplemental disclosures of cash flow information:
      Interest paid                                $  1,110         $  1,034
                                                      =====            =====
      Taxes paid                                   $  4,116         $      2
                                                      =====            =====


              ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business

The consolidated Form 10-Q reflects the operations of Aliant Communications Inc. (the "Company") and its wholly owned subsidiaries. The primary subsidiary is Aliant Communications Co. (the "Telco"), which provides local and long distance telephone service in 22 southeastern counties of Nebraska. It also provides cellular telecommunications services in the Lincoln, Nebraska Metropolitan Statistical Area ("MSA") (which includes all of Lancaster County in Nebraska) under the trade name of Aliant Cellular-Lincoln ("Lincoln MSA"). Aliant Cellular Inc. ("Aliant Cellular"), formerly Nebraska Cellular Telephone Corporation, provides cellular service outside the Lincoln and Omaha metropolitan areas in Nebraska. Aliant Systems Inc. ("Systems"), formerly LinTel Systems Inc., provides long distance telephone services beyond Telco's local service territory, sells non-regulated telecommunications products and services and provides telephone answering services. Prairie Communications, Inc. ("Prairie") has a 50% investment in, and is the operating partner of, a general partnership with Centel Nebraska, Inc. ("Centel") which manages a limited partnership providing cellular telecommunications services in the Omaha MSA (which includes Douglas and Sarpy Counties in Nebraska and Pottawattamie County in Iowa). The limited partnership is doing business as Aliant Cellular-Omaha ("Omaha MSA"). Aliant Midwest Inc. ("Midwest") was incorporated October 10, 1996, and Aliant Network Services Inc. ("Network Services") was incorporated February 20, 1997, both as wholly-owned subsidiaries of the Company. Midwest is a Competitive Local Exchange Carrier ("CLEC") formed to provide local exchange service outside Telco's service region. Network Services was formed to own and operate fiber optic transmission facilities to be constructed outside of Telco's traditional service area. Capacity on the network will be leased to long distance and wireless carriers. Neither Midwest nor Network Services had operations through the first quarter of 1997.

The Telecommunications Act of 1996 (the "Act") was signed into effect in February 1996. The Act facilitates the entry of new competitors into the local exchange market by allowing companies to purchase and resell Incumbent Local Exchange Carrier ("ILEC") services, by requiring companies to unbundle their networks, and by requiring ILECs to negotiate interconnection agreements with companies desiring connection to ILEC networks. Telco may apply to the Nebraska Public Service Commission ("NPSC") for a waiver or modification of such requirements pursuant to
Section 251(f)2 of the Act. Telco has not received a bona fide request to negotiate an agreement for resale, unbundled network elements or interconnection with a CLEC. The Act also provides new business opportunities for the Company, such as entry into the cable television market, and entry into additional geographic markets with either a full range of services or selected services to niche markets.

The FCC released an Order (the "Interconnection Order") on August 8,
1996, to implement the interconnection portion of the Act. The Interconnection Order contains pricing proxies which are unfavorable to ILECs. Several ILECs, including Telco, filed petitions to review the Interconnection Order with the Federal Courts and requested that the pricing provisions of the Interconnection Order be stayed. On October 15, 1996, the Eighth Circuit Court of Appeals entered an Order Granting Stay Pending Judicial Review which did stay the effectiveness of the pricing and the so-called "pick and choose" provisions of the Interconnection Order. The FCC and certain telecommunications companies requested a review of the Eighth Circuit's Stay Order by the United States Supreme Court; however, the Supreme Court declined to make such a review. While briefing and oral arguments have been completed, the case is pending for final decision by the Eighth Circuit.

On November 8, 1996, Telco announced a 10% increase to residential basic local service rates effective March 23, 1997. Telco had not increased such rates since 1991. The residential basic local exchange service increase is offset by an 8% to 10% reduction in Telco's long distance rates within its service area, and by a reduction to intrastate access service rates of approximately 16%. The passage of the Act, which encourages local exchange competition, necessitates rate adjustments by Telco to bring prices for residential basic local exchange service closer to actual costs. Taken as a whole, the projected annual revenue impact to the Company is expected to be a reduction of approximately $1.1 million in operating revenues.

Also effective March 23, 1997, Telco raised rates for two additional services. Pay phone rates increased from 25 cents to 35 cents per call, and directory assistance calls increased from 40 cents per call with two free calls per month to 60 cents per call with one free call per month, and no free calls for businesses. Telco is anticipating rate changes for some other services, which could take effect as early as the third quarter of 1997.

(2) Managed Cellular Markets

The Company manages all four cellular entities in which it has an ownership interest. The Lincoln MSA and Aliant Cellular are wholly-owned markets containing approximately 229,000 and 844,000 POPs (potential customers), respectively. Through its general partnership with Centel, the Company holds a 27.6% interest in the limited partnership which operates the Omaha MSA market, containing approximately 628,000 POPs. The Company also holds an option to purchase an additional 27.6% interest in the limited partnership during the two-year period ending on December 31, 1998.

In addition, the Company has an 11.8% interest in Iowa Rural Service Area 1 (RSA 1) which is contiguous to the Company's telephone operating area in Nebraska and to Omaha, and contains approximately 62,000 POPs. By the end of first quarter 1997, penetration (subscribers compared to POPs) rates achieved in these markets by the entities in which the Company holds interests were 18.7% in the Lincoln MSA, 13.2% in Aliant Cellular, 11.0% in the Omaha MSA, and 6.2% in RSA 1.

The Company believes the use of proportionate operating data for these managed cellular markets facilitates the understanding and assessment of its consolidated financial statements. Reporting proportionate data for the cellular markets is not in accordance with generally accepted accounting principles. The proportionate data summarized on the following page reflects the Company's relative ownership interests in its managed markets.

   Supplemental Proportionate Data For Managed Cellular Markets (1)
                             First Quarter
                        (dollars in thousands)
                               Unaudited

                                                                  Total
                                  Total          Total Not    Proportionate
                              Consolidated(2) Consolidated(3)      Data

Customer Lines           1997    153,931         19,478          173,409
                         1996    117,514         14,614          132,128
                         1995     22,469          9,830           32,299

Service Revenues         1997   $ 16,549        $ 2,136         $ 18,685
                         1996     12,995          1,747           14,742
                         1995      3,018          1,292            4,310

Operating Expenses       1997   $  9,529        $ 1,061         $ 10,590
 (before depreciation)   1996      8,031          1,071            9,102
                         1995      1,576            822            2,398

Net Operating Income     1997   $  5,075        $   772         $  5,847
                         1996      3,294            429            3,723
                         1995      1,192            285            1,477

EBITDA (4)               1997   $  7,020        $ 1,075         $  8,095
                         1996      4,964            676            5,640
                         1995      1,442            470            1,912

     (1) The Company's interest in Aliant Cellular is not included in the proportionate data prior to acquisition in July 1995.

     (2) Financial activities of the Lincoln MSA and Aliant Cellular (since acquisition) are included in respective operating portions of the Company's Consolidated Statements of Earnings.

     (3) The Company's share of the financial activities of the Omaha MSA (27.6%) and RSA 1 (11.8%) are not included in the operating portions of the Company's Consolidated Statements of Earnings.

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

(3) Restructuring Charges and Work Force Reduction

In November 1995, the Company announced its plans to reduce its existing work force by offering a voluntary early retirement program to eligible employees. The eligible employees are both management and non-management employees who are employed by the Company, Telco, and Systems. The Company implemented an enhancement to the Company's pension plan by adding five years to both the age and net credited service for eligible employees. The program also provides for the employees to receive a lump-sum payment and a supplemental monthly income payment in addition to their normal pension. As a result of 330 employees accepting this voluntary early retirement offer, the Company recorded a reduction to its pension assets and recognized a restructuring charge of $20.1 million at December 31, 1995. The charge reflected pension enhancements of $23.4 million less curtailment gains of $3.3 million. Retirements under the program are being phased in and will become fully effective by December 31, 1997. It is anticipated that approximately 100 positions will need to be replaced by new hires at a lower cost.

Because the entire restructuring charge for the work force reduction was recorded in December 1995, and because the enhanced pension payments are paid through the Company pension fund, there has been no further financial impact to the Company. As of the end of first quarter 1997, 100 employees have retired under the voluntary early retirement program, including 14 retirements during first quarter 1997.

(4) Income Taxes

Total income tax expense for the three-month periods ended March 31, 1997 and 1996 was $7,862,000 and $6,697,000; and was comprised solely of income taxes on income from continuing operations. Income tax expense attributable to income from continuing operations for the three-month periods ended March 31, 1997 and 1996 consists of the following:

                                     Three Months Ended March 31,
  (Dollars in thousands)                1997             1996
------------------------------------------------------------------
  Current:
    U.S. Federal                       $6,961           $4,529
    State and local                     1,512            1,045
                                      --------         --------
  Total current tax expense             8,473            5,574

  Deferred:
    U.S. Federal                         (386)           1,105
    State and local                       (45)             209
                                      --------         --------
  Total deferred tax expense             (431)           1,314
  Investment tax credits                 (180)            (191)
                                      --------         --------
  Total income tax expense             $7,862           $6,697
                                      ========         ========

(5) Postretirement Benefits

In addition to the Company's defined benefit pension plan, the Company sponsors a health care plan (the "Plan") that provides postretirement medical and other benefits to employees who meet minimum age and service requirements upon retirement.

The following table presents the Plan's status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1996:

  Accumulated Postretirement Benefit Obligation:  (Dollars in thousands)

    Retirees                                           $33,212
    Active plan participants - fully eligible           12,227
    Active plan participants - other                     7,026
                                                      ---------
                                                        52,465

    Unrecognized prior service cost                     (1,597)
    Unrecognized net loss                               (4,919)
                                                      ---------
    Accrued postretirement benefit costs               $45,949
                                                      =========

For purposes of measuring the benefit obligation, a discount rate of 8.0% and a 10.8% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) were assumed for 1996. The projected rates for 1997 are 8.0% and 10.0%, respectively. The health care cost trend rate of increase is assumed to decrease gradually to 5.5% by the year 2004.

The Company has not designated any assets to fund Plan obligations. Net periodic postretirement benefit costs for the three-month periods ended March 31, 1997 and 1996 include the following components:

                                     Three Months Ended March 31,
  (Dollars in thousands)                1997             1996
------------------------------------------------------------------
  Service cost                        $   138         $   124
  Interest cost                         1,017           1,010
  Unrecognized prior service cost          28              28
  Amortization of
    unrecognized loss                      (3)              8
                                     ---------       ---------
  Net periodic postretirement
   benefit costs                      $ 1,180         $ 1,170
                                     =========       =========

For purposes of measuring the benefit cost, a discount rate of 8.0% and an 11.3% annual rate of increase in the health care cost trend rate were assumed for 1996. The projected rates for 1997 are 8.0% and 10.8%, respectively. The rate of increase is assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported.

(6) Temporary Investments

The Company applies the provisions of FAS 115, Accounting for Certain Investments in Debt and Equity Securities.

FAS 115 requires fair value reporting for certain investments in debt and equity securities. Pursuant to FAS 115, the Company has classified all of its investments as "available for sale" at March 31, 1997 and December 31, 1996. This information is summarized as follows:

                                          March 31, 1997
---------------------------------------------------------------------------
                                                                 Estimated
                              Amortized      Gross Unrealized      Market
   (Dollars in thousands)       Cost         Gains     Losses      Value
---------------------------------------------------------------------------

U.S. Government obligations   $ 2,961           2       (44)       2,919
U.S. Government agency
  obligations                   3,135          18       (92)       3,061
Corporate debt securities         625          13       (22)         616
                             ---------      ------   --------   ---------
                              $ 6,721          33      (158)       6,596
                             =========      ======   ========   =========

                                             December 31, 1996
---------------------------------------------------------------------------
                                                                 Estimated
                              Amortized      Gross Unrealized      Market
   (Dollars in thousands)       Cost         Gains     Losses      Value
---------------------------------------------------------------------------

U.S. Government obligations   $ 2,663          14       (12)       2,665
U.S. Government agency
  obligations                   3,400          32       (60)       3,372
Corporate debt securities         624          15       (32)         607
                             ---------      ------   --------   ---------
                              $ 6,687          61      (104)       6,644
                             =========      ======   ========   =========

The net unrealized gain/(loss) on investments available for sale is not reported separately as a component of stockholders' equity due to its insignificance to the consolidated balance sheet at March 31, 1997 and December 31, 1996.

The amortized cost and estimated market value of debt securities at March 31, 1997 and December 31, 1996, by contractual maturity, are shown in the following tables. Expected maturities may differ from the contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 March 31, 1997
-------------------------------------------------------------------------
                                                                Estimated
                                                 Amortized        Market
  (Dollars in thousands)                           Cost           Value
-------------------------------------------------------------------------

Due after three months through five years         $ 1,232        $ 1,235
Due after five years through ten years              3,804          3,676
Thereafter                                          1,685          1,685
                                                 ---------      ---------
                                                  $ 6,721        $ 6,596
                                                 =========      =========

                                                     December 31, 1996
-------------------------------------------------------------------------
                                                                Estimated
                                                 Amortized        Market
  (Dollars in thousands)                           Cost           Value
-------------------------------------------------------------------------
Due after three months through five years         $ 1,182        $ 1,192
Due after five years through ten years              3,801          3,725
Thereafter                                          1,704          1,727
                                                 ---------      ---------
                                                  $ 6,687        $ 6,644
                                                 =========      =========

The gross realized gains and losses on the sale of securities were insignificant to the consolidated financial statements at March 31, 1997 and December 31, 1996. The Company does not invest in securities classified as held to maturity or traded securities.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Total capital additions to communications facilities for 1997 are projected to be $64,928,000. During the three-month period ended March 31, 1997, cash provided by operating activities, less dividends paid, exceeded capital expenditures.

As of March 31, 1997, the Company had $100,005,000 of long-term debt, consisting of the following:

   -  $44,000,000 of First Mortgage Bonds due June 1, 2000.
   - A $30,000,000 variable rate term loan due in 13 consecutive quarterly installments commencing on September 15, 1997.
   - A $23,000,000 variable rate revolving loan with principal due July 6, 1998, and interest currently due monthly.
   - $12,355,000 of various variable rate Rural Telephone Finance Cooperative (RTFC) loan agreements maturing through 2002.
   -  Less current installments of long-term debt of $9,350,000.

RESULTS OF OPERATIONS

Revenues
--------
                                            Three Months Ended March 31
                                         ----------------------------------
(Dollars in thousands)                     1997      1996    Change    %
----------------------                     ----      ----    ------   ---
Operating revenues:
 Telephone revenues:
  Local network services                 $19,343   $18,448  $  895    4.9%
  Access services                         14,809    14,070     739    5.3%
  Long distance services                   7,851     8,341    (490)  (5.9%)
  Other wireline communications services   6,852     6,325     527    8.3%
                                         --------  -------- -------
   Total telephone revenues               48,855    47,184   1,671    3.5%

 Wireless communications services         16,746    13,158   3,588   27.3%
 Telephone equipment sales and services    4,540     4,998    (458)  (9.2%)
 Intercompany revenues                    (1,953)   (2,057)    104    5.1%
                                         --------  --------  ------
   Total operating revenues              $68,188   $63,283  $4,905    7.8%

All comparisons hereinafter made are of first quarter 1997 with the same period in 1996. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Local network services revenue increased $895,000 (4.9%). Basic local services revenue increased $883,000 (6.6%), led by growth in revenue from residential, business, and Centrex services. Telephone access lines in service grew by 9,485 lines (3.7%) from March 31, 1996. Enhanced services revenue continued its strong growth with a 15.5% increase over first quarter 1996.

Access services revenue increased $739,000 (5.3%). This increase resulted primarily from increased volume of access minutes, which reached a total of
251.1 million minutes in first quarter 1997. Overall minutes of access use increased by 4.2%.

Long distance services revenue decreased $490,000 (5.9%), mainly due to continued competition for residential customers, and to larger business contracts renegotiated at lower rates.

Other wireline communications services revenues, consisting of directory advertising and sales, carrier billing and collections, data communications, and miscellaneous items, increased $527,000 (8.3%). A significant part of the growth, $270,000, is due to increased directory advertising and sales revenue, as directory advertising continues to be actively promoted in our second year with our directory services provider. Data communications growth continues to be strong, mainly due to the growth of NAVIX, the Company's Internet access service.

Wireless communications services revenues increased $3,588,000 (27.3%) due to expansion of the customer base, with more significant increases being seen in access revenue opposed to usage. Lincoln MSA revenues increased $952,000 (24.5%), and 11,293 customer lines were added between March 31, 1996, and March 31, 1997. Aliant Cellular's revenues increased $2,602,000 (28.6%), and 25,124 customer lines were added between March 31, 1996, and March 31, 1997.

Telephone equipment sales and services revenues decreased $458,000 (9.2%). The decrease is partly due to the sporadic nature of equipment sales; first quarter 1996 revenue was high relative to average quarterly revenue. Another factor causing the decrease was the reduction in the variety of phones and accessories included in the retail inventory in the phone centers.

Overall, total operating revenues increased $4,905,000 (7.8%) for the three-month period ended March 31, 1997, compared to the same period in 1996.

Operating Expenses
------------------
                                            Three Months Ended March 31
                                         ----------------------------------
(Dollars in thousands)                     1997      1996    Change    %
----------------------                     ----      ----    ------   ---
Depreciation and amortization            $12,006   $11,331  $  675    6.0%
Other operating expenses                  36,834    35,914     920    2.6%
Taxes, other than payroll and income         967       960       7    0.7%
Intercompany expenses                     (1,953)   (2,057)    104    5.1%
                                         --------  -------- -------
   Total operating expenses              $47,854   $46,148  $1,706    3.7%

All comparisons hereinafter made are of first quarter 1997 with the same period in 1996. The adjustments included are all of a normal recurring nature except when noted as extraordinary or nonrecurring.

Depreciation and amortization increased $675,000 (6.0%). The increase is resulting from the addition of depreciable assets.

Other operating expenses increased by $920,000 (2.6%), primarily as a result of the greater costs associated with cellular operations and NAVIX Internet service.

Overall, total operating expenses increased $1,706,000 (3.7%) for the three-month period ended March 31, 1997, compared to the same period in 1996.

Non-Operating Income and Expense
--------------------------------
                                            Three Months Ended March 31
                                         ----------------------------------
(Dollars in thousands)                     1997      1996    Change    %
----------------------                     ----      ----    ------   ---
Income from interest and other
  investments                            $ 2,010   $ 2,031   $ (21)  (1.0%)
Other deductions                             325       283      42   14.8%
Interest expense                           2,179     2,368    (189)  (8.0%)
                                         --------  --------  ------
   Net non-operating expense             $   494   $   620   $(126) (20.3%)

Interest expense decreased $189,000 (8.0%), primarily as a result of debt reductions.

Income Taxes
------------
Income taxes increased $1,165,000 (17.4%), which is proportionate to the increase in taxable income.

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

             On April 24, 1991, the Board of Directors of the Company authorized the Company to purchase up to 600,000 shares of its common stock from time to time as market conditions warrant. On November 20, 1996, the Board of Directors authorized the Company to purchase an additional 400,000 shares of its common stock, bringing to 1,000,000 the number of shares authorized to be purchased by the Company. As of March 31, 1997, 526,926 shares had been purchased. As of May 12, 1997, an additional 215,644 shares have been purchased, thereby bringing to 742,570 the total number of shares purchased. These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

Item 6    -  See Exhibit Index.

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


                                 Aliant Communications Inc.
                               ------------------------------
                                       (Registrant)





        May 15, 1997                /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





        May 15, 1997               /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer






____________________________
 *See General Instruction G
**Print name and title of the signing officer under his signature.

                                                                Form 10-Q
                            Exhibit Index


Exhibit                 Title                                     Page No.

  27          Financial Data Schedule                                 *