Form 10-Q
period 1997-06-30
ALIANT COMMUNICATIONS INC; ALIANT COMMUNICATIONS CO
filed 1997-08-14
CIK 320446, 59584

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q
                  --------------------------------------

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1997

                                    OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to _________________

Commission     Registrant; State of Incorporation;     IRS Employer
File Number       Address; and Telephone Number      Identification No.
-----------    ----------------------------------    ------------------
  0-10516      ALIANT COMMUNICATIONS INC.               47-0632436
               (A Nebraska Corporation)
               1440 M Street
               Lincoln, NE 68508
               402-436-5289

  2-39373      ALIANT COMMUNICATIONS CO.                47-0223220
               (A Delaware Corporation)
               1440 M Street
               Lincoln, NE 68508
               402-436-5289

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      ALIANT COMMUNICATIONS INC.          Yes [x]     No [ ]
      ALIANT COMMUNICATIONS CO.           Yes [x]     No [ ]

 Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

     ALIANT COMMUNICATIONS INC.            Common stock, $.25 par value
                                           36,182,155 shares outstanding at
                                           July 31, 1997

     ALIANT COMMUNICATIONS CO.             Common stock, $3.125 par value
                                           1,000 shares outstanding at
                                           July 31, 1997

                      ALIANT COMMUNICATIONS INC. AND
                         ALIANT COMMUNICATIONS CO.
                        EXHIBIT INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1997

                                 CONTENTS
                                                                      Page

INTRODUCTION                                                           1

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          ALIANT COMMUNICATIONS INC.
             Consolidated Statements of Earnings                       2-3
             Consolidated Balance Sheets                               4
             Consolidated Statements of Cash Flows                     5-6

          ALIANT COMMUNICATIONS CO.
             Statements of Earnings                                    7
             Balance Sheets                                            8
             Statements of Cash Flows                                  9-10

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
             Aliant Communications Inc. and
             Aliant Communications Co.                                11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations for
             Aliant Communications Inc. and
             Aliant Communications Co.                                12-22

PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings                                   *
          Item 2.  Changes in Securities                               *
          Item 3.  Defaults upon Senior Securities                     *
          Item 4.  Submission of Matters to a Vote of
                    Security Holders                                   23
          Item 5.  Other Information                                   *
          Item 6.  Exhibits and Reports on Form 8-K                    23
--------------------
          * Denotes none or not applicable.


SIGNATURES                                                            24-25

                               INTRODUCTION

The unaudited interim financial statements presented herein include the consolidated statements of Aliant Communications Inc. and its subsidiaries (the Company), as well as separate financial statements for Aliant Communications Co. (Telco). The unaudited statements have been prepared by the Company and Telco, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company and Telco believe, however, that the disclosures are adequate to make the information presented not misleading. The Company's and Telco's financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the respective Annual Reports on Form 10-K of the Company and Telco for the year ended December 31, 1996, and the current year's previously issued Forms 10-Q.

In the opinion of the Company and Telco, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods.

Item 1 - Financial Statements

                             ALIANT COMMUNICATIONS INC.
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                     (UNAUDITED)
                                                Three Months         Six Months
                                                Ended June 30       Ended June 30
                                                -------------       -------------
                                                1997      1996      1997      1996
                                                ----      ----      ----      ----
(Dollars in Thousands Except Per Share Data)
Operating revenues:
  Telephone revenues:
    Local network services                   $19,840   $18,616   $39,183   $37,064
    Access services                           13,803    14,375    28,612    28,445
    Long distance services                     7,873     7,793    15,724    16,134
    Other wireline communications services     7,556     6,535    14,408    12,860
                                             -------   -------   -------   -------
      Total telephone revenues                49,072    47,319    97,927    94,503

Wireless communications services              19,631    15,850    36,377    29,008
Telephone equipment sales and services         4,193     4,496     8,733     9,494
Intercompany revenues                         (2,260)   (2,071)   (4,213)   (4,128)
                                             -------   -------   -------   -------
      Total operating revenues                70,636    65,594   138,824   128,877
                                             -------   -------   -------   -------
Operating expenses:
   Depreciation and amortization              12,594    11,429    24,600    22,760
   Other operating expenses                   36,666    34,940    73,500    70,847
   Taxes, other than payroll and income        1,134       964     2,101     1,931
   Intercompany expenses                      (2,260)   (2,071)   (4,213)   (4,128)
                                             -------   -------   -------   -------
      Total operating expenses                48,134    45,262    95,988    91,410
                                             -------   -------   -------   -------
      Operating income                        22,502    20,332    42,836    37,467
                                             -------   -------   -------   -------
Non-operating income and expense:
   Income from interest and other
    investments                                1,938     1,536     3,948     3,567
   Other deductions                              173       159       498       442
   Interest expense                            2,223     2,277     4,402     4,645
                                             -------   -------   -------   -------
      Net non-operating expense                  458       900       952     1,520
                                             -------   -------   -------   -------
      Income before income taxes              22,044    19,432    41,884    35,947
Income taxes                                   8,856     7,815    16,718    14,512
                                             -------   -------   -------   -------
      Net income                              13,188    11,617    25,166    21,435
Preferred dividends                               56        56       112       112
                                             -------   -------   -------   -------

 (Continued on next page)

                             ALIANT COMMUNICATIONS INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS (Cont'd)
                                    (UNAUDITED)

                                                Three Months         Six Months
                                                Ended June 30       Ended June 30
                                                -------------       -------------
                                                1997      1996      1997      1996
                                                ----      ----      ----      ----
(Dollars in Thousands Except Per Share Data)

Earnings available for common shares         $13,132   $11,561   $25,054   $21,323
                                             =======   =======   =======   =======
      Earnings per common share              $   .36   $   .32   $   .69   $   .58
                                             =======   =======   =======   =======

Weighted average common shares
 outstanding (in thousands)                   36,248    36,655    36,342    36,651
                                             =======   =======   =======   =======
Dividends declared per common share          $   .16   $   .15   $   .32   $   .30
                                             =======   =======   =======   =======


                             ALIANT COMMUNICATIONS INC.
                            CONSOLIDATED BALANCE SHEETS
                                                        June 30,     December 31,
                                                          1997          1996
                                                      (Unaudited)     (Audited)
                                                      -----------     ---------
                                                         (Dollars in Thousands)

ASSETS
------
Current assets                                          $ 86,042      $ 81,218

Property and equipment less accumulated
 depreciation and amortization                           249,029       255,020

Investments and other assets                             176,980       171,684

Deferred charges                                          15,990        13,480
                                                        --------      --------

     Total assets                                       $528,041      $521,402
                                                        ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued liabilities                $ 75,753      $ 73,594

Deferred credits and other long-term liabilities          59,492        61,662

Long-term debt                                           100,000       103,080

Preferred stock, 5%, redeemable                            4,499         4,499

Stockholders' equity                                     288,297       278,567
                                                        --------      --------

     Total liabilities and stockholders' equity         $528,041      $521,402
                                                        ========      ========


                              ALIANT COMMUNICATIONS INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                                              Six Months Ended
                                                                  June 30
                                                              ----------------
                                                              1997         1996
                                                              ----         ----
                                                          (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                               $ 25,166     $ 21,435
                                                            --------     --------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                           24,615       22,775
      Net change in investments and other assets              (2,375)      (1,720)
      Deferred income taxes                                   (2,505)       2,824
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                          (1,713)         168
         Other assets                                         (6,007)       1,129
         Accounts payable and accrued expenses                 2,179       (5,150)
         Other liabilities                                      (369)       2,229
                                                            --------     --------
               Total adjustments                              13,825       22,255
                                                            --------     --------
               Net cash provided by operating activities      38,991       43,690
                                                            --------     --------
Cash flows from investing activities:
   Expenditures for property and equipment                   (17,261)     (16,586)
   Net salvage on retirements                                    283          101
                                                            --------     --------
               Net capital additions                         (16,978)     (16,485)

   Proceeds from sale of investments and other assets            299           31
   Purchases of investments and other assets                  (2,828)      (1,137)
   Purchases of temporary investments                           (698)      (3,600)
   Maturities and sales of temporary investments                 865        4,935
                                                            --------     --------
               Net cash used for investing activities        (19,340)     (16,256)
                                                            --------     --------
Cash flows from financing activities:
   Dividends to stockholders                                 (11,770)     (11,105)
   Retirement of notes payable                                   --       (10,000)
   Proceeds from issuance of long-term debt                   11,000          --
   Payments of long term debt                                (13,362)      (7,393)
   Net purchases and sales of treasury stock                  (3,700)         444
                                                            --------     --------
               Net cash used in financing activities         (17,832)     (28,054)
                                                            --------     --------

(Continued on next page)

                             ALIANT COMMUNICATIONS INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                    (UNAUDITED)

                                                              Six Months Ended
                                                                  June 30
                                                              ----------------
                                                              1997         1996
                                                              ----         ----
                                                           (Dollars in Thousands)

Net increase (decrease) in cash and cash equivalents        $  1,819     $   (620)
Cash and cash equivalents at beginning of year                25,290       21,151
                                                            --------     --------
Cash and cash equivalents at end of quarter                 $ 27,109     $ 20,531
                                                            ========     ========

Supplemental disclosures of cash flow information:
      Interest paid                                         $  4,411     $  4,710
                                                            ========     ========
      Taxes paid                                            $ 21,139     $  9,354
                                                            ========     ========



                             ALIANT COMMUNICATIONS CO.
                              STATEMENTS OF EARNINGS
                                     (UNAUDITED)
                                                Three Months         Six Months
                                                Ended June 30       Ended June 30
                                                -------------       -------------
                                                1997      1996      1997      1996
                                                ----      ----      ----      ----
(Dollars in Thousands Except Share Data)
Operating revenues:
  Telephone revenues:
    Local network services                   $19,841   $18,616   $39,183   $37,064
    Access services                           13,803    14,375    28,612    28,445
    Long distance services                     2,667     3,005     5,558     6,250
    Other wireline communications services     7,438     6,421    14,176    12,637
                                             -------   -------   -------   -------
      Total telephone revenues                43,749    42,417    87,529    84,396
  Wireless communications services             5,744     4,634    10,783     8,687
  Telephone equipment sales and services       1,424     1,728     2,994     3,466
                                             -------   -------   -------   -------
      Total operating revenues                50,917    48,779   101,306    96,549
                                             -------   -------   -------   -------
Operating expenses:
   Depreciation                               10,003     9,194    19,551    18,297
   Other operating expenses                   23,597    22,548    47,485    45,992
   Taxes, other than payroll and income          955       811     1,746     1,607
                                             -------   -------   -------   -------
      Total operating expenses                34,555    32,553    68,782    65,896
                                             -------   -------   -------   -------
      Operating income                        16,362    16,226    32,524    30,653
                                             -------   -------   -------   -------
Non-operating income and expense:
   Income from interest and other investments    398       403       777     1,072
   Other deductions                              173       159       498       442
   Interest expense                            1,123     1,111     2,263     2,282
                                             -------   -------   -------   -------
      Net non-operating expense                  898       867     1,984     1,652
                                             -------   -------   -------   -------
      Income before income taxes              15,464    15,359    30,540    29,001
Income taxes                                   5,924     5,874    11,668    11,102
                                             -------   -------   -------   -------
      Net income                               9,540     9,485    18,872    17,899
Preferred dividends                               56        56       112       112
                                             -------   -------   -------   -------
Earnings available for common shares         $ 9,484   $ 9,429   $18,760   $17,787
                                             =======   =======   =======   =======


                             ALIANT COMMUNICATIONS CO.
                                  BALANCE SHEETS
                                                        June 30,     December 31,
                                                          1997          1996
                                                      (Unaudited)     (Audited)
                                                      -----------     ---------
                                                         (Dollars in Thousands)

ASSETS
------
Current assets                                          $ 67,085      $ 58,903

Property and equipment less accumulated
 depreciation and amortization                           213,475       221,905

Investments and other assets                                 383           409

Deferred charges                                          14,435        12,427
                                                        --------      --------

     Total assets                                       $295,378      $293,644
                                                        ========      ========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
Accounts payable and accrued liabilities                $ 59,681      $ 61,022

Deferred credits and other long-term liabilities          53,992        55,176

Long-term debt                                            44,000        44,000

Preferred stock, 5%, redeemable                            4,499         4,499

Stockholder's equity                                     133,206       128,947
                                                        --------      --------

     Total liabilities and stockholder's equity         $295,378      $293,644
                                                        ========      ========


                              ALIANT COMMUNICATIONS CO.
                              STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                                              Six Months Ended
                                                                  June 30
                                                              ----------------
                                                              1997         1996
                                                              ----         ----
                                                          (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                               $ 18,872     $ 17,899
                                                            --------     --------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                           19,566       18,313
      Deferred income taxes                                   (1,579)       2,163
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                          (2,219)       2,902
         Other assets                                         (7,250)        (403)
         Accounts payable and accrued expenses                  (377)      (6,543)
         Other liabilities                                    (1,070)         592
                                                            --------     --------
               Total adjustments                               7,071       17,024
                                                            --------     --------
               Net cash provided by operating activities      25,943       34,923
                                                            --------     --------
Cash flows from investing activities:
   Expenditures for property and equipment                   (11,391)     (13,488)
   Net salvage on retirements                                    270           77
                                                            --------     --------
               Net capital additions                         (11,121)     (13,411)

   Purchases and sales of investments and other assets, net       24         (275)
   Purchases of temporary investments                           (698)      (3,596)
   Maturities and sales of temporary investments                 865        4,935
                                                            --------     --------
               Net cash used for investing activities        (10,930)     (12,347)
                                                            --------     --------
Cash flows from financing activities:
   Dividends to stockholders                                 (14,112)     (13,112)
   Payments on note payable to bank                              --        (8,000)
                                                            --------     --------
               Net cash used in financing activities         (14,112)     (21,112)
                                                            --------     --------

(Continued on next page)

                              ALIANT COMMUNICATIONS CO.
                          STATEMENTS OF CASH FLOWS (Cont'd)
                                     (UNAUDITED)

                                                              Six Months Ended
                                                                  June 30
                                                              ----------------
                                                              1997         1996
                                                              ----         ----
                                                            (Dollars in Thousands)

Net increase (decrease) in cash and cash equivalents        $    901     $  1,464
Cash and cash equivalents at beginning of year                17,865       13,496
                                                            --------     --------
Cash and cash equivalents at end of quarter                 $ 18,766     $ 14,960
                                                            ========     ========

Supplemental disclosures of cash flow information:
      Interest paid                                         $  2,206     $  2,293
                                                            ========     ========
      Taxes paid                                            $ 15,585     $  7,705
                                                            ========     ========


                ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                         ALIANT COMMUNICATIONS CO.
                  CONDENSED NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The unaudited interim financial statements include the consolidated statements of the Company, as well as separate financial statements for Telco, the primary subsidiary. Additionally, the Company has the following wholly-owned subsidiaries: Aliant Cellular Inc. (Cellular); Aliant Systems Inc. (Systems); Prairie Communications, Inc. (Prairie); Aliant Midwest Inc. (Midwest); and Aliant Network Services Inc. (Network Services). In the opinion of management of the Company and of Telco, their respective financial statements reflect all adjustments necessary for a fair presentation of results of operations, financial position, and cash flows. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring.

(2) CHANGE IN LONG-TERM DEBT STRUCTURE

The Company made several changes in its long-term debt structure during second quarter 1997. Cellular previously had variable rate notes owed to Rural Telephone Finance Cooperative (RTFC) totaling $12.4 million. On April 23, 1997, the Company increased its borrowings under a variable rate revolving loan by $11.0 million and used those proceeds to extend an inter-company loan to Cellular. The inter-company loan plus internal funds on hand allowed Cellular to retire its RTFC notes. Further information about the new long-term debt structure is presented under the section entitled "Liquidity and Capital Resources" in Management's Discussion and Analysis below.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables summarize information from the Company's statements of earnings. The Telco portion of Company operations is identified separately in the following paragraphs. Whenever Telco is discussed, it should be assumed that the Company is also affected, since Telco constitutes approximately 56 percent and 73 percent of the Company's assets and revenues, respectively.

Revenues
--------
                      Three Months Ended June 30        Six Months Ended June 30
                     -----------------------------    -----------------------------
(Dollars in 000s)    1997     1996   Change    %      1997     1996   Change    %
-----------------    ----     ----  --------------    ----     ----  -------------
Telephone revenues:
 Local network      $19,841  $18,616  $1,225   6.6  $ 39,183 $ 37,064  $2,119   5.7
 Access              13,803   14,375    (572) (4.0)   28,612   28,445     167   0.6
 Long distance        7,873    7,793      80   1.0    15,724   16,134    (410) (2.5)
 Other wireline       7,556    6,535   1,021  15.6    14,408   12,860   1,548  12.0
                     ------   ------   -----         -------  -------   -----
  Total telephone
  revenues           49,072   47,319   1,753   3.7    97,927   94,503   3,424   3.6
Wireless             19,631   15,850   3,781  23.9    36,377   29,008   7,369  25.4
Equipment sales
 and service          4,193    4,496    (303) (6.7)    8,733    9,494    (761) (8.0)
Intercompany         (2,260)  (2,071)   (189) (9.1)   (4,213)  (4,128)    (85) (2.1)
                     ------   ------   -----         -------  -------   -----
  Total operating
  revenues          $70,636  $65,594  $5,042   7.7  $138,824 $128,877  $9,947   7.7

Local network services revenue, attributable entirely to Telco, increased $1,225,000 (6.6%) and $2,119,000 (5.7%), respectively, for the three and six months of 1997 compared to 1996. Basic local services revenue constituted $1,599,000 and $2,483,000, respectively, of the increases. The basic local revenue increase was due to several factors. First, residential revenue grew due to the increase in residential basic local service rates effective March 23, 1997 (further described in the section below entitled "Competition and Regulatory Environment"). Second, additional installations of second phone lines contributed to the rise in residential revenues. Third, business and Centrex services continued to contribute to the growth in basic local revenue. Telephone access lines in service increased to 266,769, up 9,578 lines (3.7%) from June 30, 1996.

The local network services revenue increase was also due to several other factors. Private line revenue increased 16.9% for the second quarter and 9.9% for the six months of 1997 compared to 1996, due to new Integrated Services Digital Network (ISDN) revenue and to normal growth. Enhanced services revenue, consisting of custom calling features, Custom Local Area Signaling Services (CLASS) and voice mail, continued its strong growth with 17.8% and 16.6% increases, respectively. The public telephone portion of local network services revenue decreased $283,000 and $369,000, respectively, due to deregulation of public paystations mandated by the Federal Communications Commission (FCC). This revenue is now reflected in other wireline communications services revenues.

Telco's access services revenue decreased $572,000 (4.0%) and increased $167,000 (.6%) for the three and six months of 1997, respectively, when compared to the same periods in 1996. The three-month decrease resulted primarily from a 16% decrease in intrastate access service rates, which occurred concurrently with the previously mentioned residential basic local service rate increase. The six-month increase was mainly due to increased volume of access minutes, which reached a total of 503.6 million minutes in the six months of 1997, compared to 478.6 million minutes for the same period in 1996, a 6.3% increase for the comparative quarter and a 5.2% year-to-date increase.

Long distance services are provided by Telco (which serves the traditional Telco territory of southeast Nebraska), and Systems (which serves calling areas beyond Telco's operating territory). Long distance services revenue increased $80,000 (1.0%) for the three months ended June 30, 1997, compared to the same period in 1996. This overall net increase resulted from a $338,000 decrease for Telco and a $418,000 increase for Systems. Year-to-date long distance revenues decreased $410,000 (2.5%). This overall decrease resulted from a $692,000 decrease for Telco and a $282,000 increase for Systems. The Telco decreases are due to the impact of a decrease in long distance rates which occurred concurrently with the previously mentioned residential basic local service rate increase. The Systems increases are due to an ongoing marketing effort to gain market share from residential subscribers and larger business long distance users.

Other wireline communications services revenues includes directory advertising and sales, carrier billing and collections, data communications, public paystations, and miscellaneous items. This revenue category, substantially all of which is attributable to Telco operations, increased $1,021,000 (15.6%) and $1,548,000 (12.0%) for the three and six months of 1997, respectively, compared to 1996. The previously mentioned deregulation of public paystations contributed $437,000 of the three-month increase and $559,000 of the six-month increase. Telco's non-regulated public paystation business began billing interexchange carriers an interim $45.85 per paystation monthly access charge in March 1997. The permanent 35 cents per call charge, to be implemented in October 1997, will cause a significant decrease in this revenue. Both of these charges were determined by the FCC and were contested and returned to the FCC for reconsideration. Part of the increase in other wireline communications services revenue is a combination of a rate increase in local paystation calls from 25 cents to 35 cents per call, effective March 23, 1997, and the movement of that paystation usage revenue from Telco's regulated to its non-regulated activity. Data communications growth continues to be very strong, mainly due to the growth of Navix, the Company's Internet access service. Data communications revenue is up $242,000 (18.5%) and $465,000 (18.2%) for the three- and six-month periods, respectively.

Wireless communications services revenues increased $3,781,000 (23.9%) and $7,369,000 (25.4%) for the three and six months of 1997, respectively, compared to the same periods in 1996. This was due to continued expansion of the customer base. The Lincoln, Nebraska Metropolitan Statistical Area (Lincoln MSA), held by Telco, recorded revenue increases of $1,078,000

(24.2%) and $2,030,000 (24.3%) for the three and six months, respectively, and 11,209 customer lines were added between June 30, 1996, and June 30, 1997. Cellular's revenues increased $2,671,000 (23.8%) and $5,273,000
(25.9%), respectively, and 24,377 customer lines were added between June 30, 1996, and June 30, 1997.

Telephone equipment sales and services revenues decreased $303,000 (6.7%) for the three months, attributable almost entirely to Telco. Year-to-date equipment sales and service revenues decreased $761,000 (8.0%), made up of a $472,000 decrease for Telco and a $289,000 decrease for Systems. The six-month decrease reflects the sporadic nature of equipment sales; first quarter 1996 revenue was high relative to average quarterly revenue. Another factor causing the decrease was a reduction in the variety of phones and accessories included in the retail product lines.

Overall, Company operating revenues increased $5,042,000 (7.7%) and $9,947,000 (7.7%) for the three- and six-month periods, respectively, of which $2,138,000 and $4,757,000, respectively, was due to Telco operations.

Operating Expenses
------------------
                       Three Months Ended June 30       Six Months Ended June 30
                      -----------------------------    -----------------------------
(Dollars in 000s)     1997     1996   Change    %      1997     1996   Change    %
-----------------     ----     ----  --------------    ----     ----  -------------
Depreciation and
 amortization       $12,594  $11,429  $1,165  10.2   $24,600  $22,760  $1,840   8.1
Other operating      36,666   34,940   1,726   4.9    73,500   70,847   2,653   3.7
Other taxes           1,134      964     170  17.6     2,101    1,931     170   8.8
Intercompany         (2,260)  (2,071)   (189) (9.1)   (4,213)  (4,128)    (85) (2.1)
                     ------   ------   -----          ------   ------   -----
   Total            $48,134  $45,262  $2,872   6.3    95,988   91,410   4,578   5.0

Depreciation and amortization increased $1,165,000 (10.2%) and $1,840,000 (8.1%) for the three and six months, respectively, of which $809,000 and $1,254,000, respectively, was attributed to Telco. The increases result from the addition of depreciable assets, particularly among asset categories with shorter depreciable lives.

Other operating expenses increased by $1,726,000 (4.9%) and $2,653,000 (3.7%) for the second quarter and six-month periods, respectively, with $1,049,000 and $1,493,000, respectively, due to Telco. The growth is primarily a result of the greater costs associated with cellular operations and Navix Internet service. Cellular operations expenses grew by $879,000 and $2,377,000 for the three- and six-month periods, respectively, of which $519,000 and $1,277,000, respectively, was due to Telco. Telco's Navix expenses grew by $338,000 for the second quarter and $786,000 for the six months.

Overall, Company operating expenses increased $2,872,000 (6.3%) and $4,578,000 (5.0%) for the three- and six-month periods, respectively, of which $2,002,000 and $2,886,000, respectively, were due to Telco operations.

Non-Operating Income and Expense
--------------------------------
                       Three Months Ended June 30       Six Months Ended June 30
                     -----------------------------    -----------------------------
(Dollars in 000s)    1997     1996   Change    %      1997     1996   Change    %
-----------------    ----     ----   -------------    ----     ----   -------------
Investment income   $1,938   $1,536  $ 402   26.2    $3,948   $3,567  $ 381   10.7
Other deductions       173      159     14    8.8       498      442     56   12.7
Interest expense     2,223    2,277    (54)  (2.4)    4,402    4,645   (243)  (5.2)
                     -----    -----    ---            -----    -----    ---   ----
   Net              $  458   $  900  $(442) (49.1)      952    1,520   (568) (37.4)

Company investment income increased $402,000 (26.2%) and $381,000 (10.7%) for the three and six months, respectively, of which decreases of $5,000 (1.2%) and $295,000 (27.5%), respectively, were attributable to Telco. The Company increases are due to an increase in cellular profits for the Company's managed partnership in the Omaha cellular market; this profit flows into the investment income category. The Telco decreases are due to less income arising from a reduced temporary cash investment base, which was used to fund long-term debt reductions.

Interest expense decreased $54,000 (2.4%) and $243,000 (5.2%), and Telco's portion was a slight increase of $12,000 (1.1%) for the second quarter and a decrease of $19,000 (.8%) for the six months. The decreases were primarily a result of debt reductions.

Income Taxes
------------
Income taxes increased $1,041,000 (13.3%) and $2,206,000 (15.2%) for the second quarter and six months, of which $50,000 (.9%) and $566,000 (5.1%) was attributed to Telco. The increases are proportionate to the increases in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, pay its current obligations, and pay dividends. Telco's operations have historically provided a stable source of cash flow which has helped the Company make capital improvements. The Company expects to continue to meet the majority of its liquidity needs from internally generated funds, but it can also obtain external financing through existing committed bank lines of credit. Consequently, no funding difficulties are anticipated in the foreseeable future.

Net cash provided by Company operating activities was $38,991,000 for the first six months of 1997 compared to $43,690,000 for the first six months of 1996. The principal factors involved in the decline in net cash provided by operating activities were changes in deferred tax accounts, an increase in accounts receivable and a reduction in other liabilities. Cash from operating activities is the Company's primary source of liquidity, and it funds primarily capital expenditures and dividends. During the six-month period ended June 30, 1997, cash provided by operating activities, less dividends paid, exceeded capital expenditures for both the Company and Telco.

Net cash used in Company investing activities was $19,340,000 and $16,256,000 for the six months ended June 30, 1997 and 1996, respectively. The increase was due primarily to the acquisition of Telebeep, a reseller of Cellular service, at $2,828,000 (see "Managed Cellular Markets" below).

Capital expenditures for the first six months of 1997 were $11,391,000 for Telco, $4,284,000 for Cellular, and $575,000 for Systems. These expenditures were financed through cash provided by operating activities. Total capital additions for both new and updated networks and communications facilities for 1997 are projected to be $64,928,000 for the Company, of which $52,799,000 is attributable to Telco.

Net cash used in Company financing activities was $17,832,000 and $28,054,000 for the six months ended June 30, 1997 and 1996, respectively. The decrease is primarily due to the 1996 payment of an $8,000,000 note payable.

Telco's 9.91% Series K Bonds (issued in a private placement) are rated AAA by Standard and Poor's Corporation and AA2 by Moody's. The Company's consolidated debt to cash flow ratio was 0.79 to 1.00, its consolidated debt to capital ratio was 1.00 to 3.64 and its EBITDA to Interest Expense ratio was 15.67 to 1.00.

At June 30, 1997, the Company had $100.0 million of long-term debt, consisting of the following:

   -  $44.0 million of Telco Series K First Mortgage Bonds due June 1,
      2000.
   - A $30.0 million variable rate term loan due July 6, 2000, with 13 consecutive quarterly installments commencing on September 15, 1997.
   - A $34.0 million variable rate revolving loan with principal due July 6, 1998, and interest currently due monthly. Approximately $11.0 million was added to this loan in second quarter 1997, which replaced the retirement of Cellular's RTFC notes.
   -  Less current installments of long-term debt of $8.0 million.

The Company will require cash for Network Services to build and operate fiber optic transmission facilities outside of Telco's traditional service area. Capacity on the network will be leased to long distance and wireless carriers. The Company expects to finance these planned expenditures primarily through internally provided sources.

On May 28, 1997, the Board of Directors authorized the Company to purchase 500,000 shares of its common stock from time to time as market conditions warrant, bringing to 1,500,000 the number of shares authorized to be purchased by the Company since April 24, 1991. As of June 30, 1997, a total of 714,970 shares remain available for purchase. These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the

Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan, and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

Four Statements of Financial Accounting Standards (SFAS) have been issued in 1997. SFAS 128, "Earnings per Share", was issued in February 1997 and establishes standards for computing and presenting earnings per share.
SFAS 129, "Disclosure of Information about Capital Structure", was issued in February 1997 and establishes standards for disclosing information about an entity's capital structure. SFAS 130, "Reporting Comprehensive
Income", was issued in June 1997. It establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997. It establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not believe that adoption of any of these standards will have a significant effect on its consolidated financial statements.

COMPETITION AND REGULATORY ENVIRONMENT

Federal Telecommunications Rulings
----------------------------------
The Telecommunications Act of 1996 (the Act) was signed in February 1996. The Act facilitates the entry of new competitors into the local exchange market by allowing competing companies to purchase and resell Incumbent Local Exchange Carrier (ILEC) services, by requiring ILECs to unbundle their networks, and by requiring ILECs to negotiate interconnection agreements with companies desiring connection to ILEC networks. Telco may apply to the Nebraska Public Service Commission (NPSC) for a waiver or modification of such requirements pursuant to Section 251(f)2 of the Act. The Act also provides new business opportunities for the Company, such as entry into the cable television market, and entry into additional geographic markets with either a full range of services or selected services to niche markets.

The FCC released an Order (the Interconnection Order) on August 8, 1996, to implement the interconnection portion of the Act. The Interconnection Order contains pricing proxies that are unfavorable to ILECs. Several ILECs, including Telco, filed petitions to review the Interconnection Order with the Eight Circuit Court of Appeals and requested that the pricing provisions of the Interconnection Order be invalidated. On October 15, 1996, the Eighth Circuit Court of Appeals entered an Order Granting Stay Pending Judicial Review which did stay the effectiveness of the pricing and the so-called "pick and choose" provisions of the Interconnection Order.
On July 18, 1997, the Eighth Circuit struck down the FCC's pricing guidelines, "pick and choose" rule, and other FCC Rules contained in the Interconnection Order. The Eighth Circuit also recognized the authority of state regulatory commissions to approve interconnection agreements. As a result of the Court's ruling, the FCC does not have the option to reconsider these issues, but can appeal to the United States Supreme Court.

The FCC released orders concerning the Federal Universal Service Fund and Access Charge Reform in May 1997. Under the Universal Service Order, Telco would be part of a group of companies which will not receive Federal universal service funding until a new FCC plan for larger companies is completed. This plan is not expected before 1999. The FCC also adopted a plan, as part of the universal service proceeding, to make $2.25 billion available annually to fund discounts on telecommunications for schools, libraries, and rural health care providers. Because the FCC is planning to fund these discounts, there will be no revenue impact on Telco. The program, which will begin on January 1, 1998, will offer discounts on all telecommunications services, and recipients will be chosen based on need.

The Access Charge Reform Order applies only to companies under price cap regulation, which includes Telco. Two issues in the Order that will affect Telco include the following: an increase by the FCC in the Subscriber Line Charge (SLC) on additional residential lines, and changes which will cause a rapid reduction in access charges to long distance companies.

Nebraska Telecommunications Activity
------------------------------------
Two Nebraska telecommunications bills were passed in June 1997. LB 660 provides a framework for the changes necessary to implement competition in local exchange service in Nebraska. It allows telecommunications companies the flexibility required to adjust rates between different classes of consumers, such as business and residential customers, and it also provides for total forbearance from rate regulation in the presence of local competition. LB 686 established a Nebraska Universal Service Fund and a Nebraska Lifeline service program to ensure continued local service to high-cost areas and low-income consumers. Since the Company serves many high-cost rural areas, a number of its rural exchanges may be eligible for funding. LB 660 was effective June 3, 1997, while LB 686 will become effective in mid-September.

A Nebraska Universal Service Fund Task Force, made up of representatives of telecommunications companies and user groups appointed by the NPSC, has been studying ways to make basic telephone service available to all Nebraskans in an era of federal telephone deregulation. The Task Force concluded that the State of Nebraska will eventually have to provide a large part of the money needed to subsidize the cost of basic telephone service in rural areas of the State. Subsidies for high-cost phone service, currently provided by access fees from long distance companies and inflated charges for business phone service, will likely disappear with telephone deregulation and competition. Consequently, the Nebraska Universal Service Fund established by LB 686 may replace all or part of these subsidies. Since the FCC plans to provide only 25 percent of the increment between the cost of basic service and an FCC-determined affordable charge for that service, the State will need to provide funding for the remainder of that increment. Nebraska will not be in a position to determine the amount required until the FCC and NPSC determine the affordable charges for basic service and until access charge reform is accomplished, which may be in late 1998. The Task Force recommended that the high-cost portion of the State Universal Service Fund not begin until January 1, 1999.

Rate Changes
------------
On November 8, 1996, Telco announced a 10% increase to residential basic local service rates effective March 23, 1997. Telco had not increased such rates since 1991. The residential basic local exchange service increase is offset by an 8% to 10% reduction in Telco's long distance rates within its service area, and by a reduction to intrastate access service rates of approximately 16%. The passage of the Act, which encourages local exchange competition, necessitates rate adjustments by Telco to bring prices for residential basic local exchange service closer to actual costs. Taken as a whole, the projected annual revenue impact to Telco is expected to be a reduction of approximately $1.1 million in operating revenues. Also effective March 23, Telco raised rates for paystation calls and directory assistance calls.

Rates for several optional business and residential services increased July 1, 1997. Services affected include several custom calling services, Extended Area Service (EAS), Enhanced Local Calling Area Plans (ELCAP), some directory listings, and inside wire maintenance. The rates for some leased telephones also increased. These rate increases should result in increased annual revenues of approximately $1 million.

Cellular rates were reduced and simplified in June 1997. Formerly, separate rate plans had existed for Lincoln, Omaha, and Nebraska statewide customers. The new plan consolidates the former plans to only two sets of rates--one for the metropolitan areas of Lincoln and Omaha, and one for statewide customers. The rate decreases accompanying the new rate plan will result in an annual revenue reduction of approximately $6 million; however, it is anticipated that the lower rates will stimulate demand to partially offset the revenue reduction, and the impact of recently negotiated interconnection agreements will also help to offset the reduction (see "Interconnection Agreements" below).

Competitive Local Exchange Carrier
----------------------------------
Midwest, the Company's Competitive Local Exchange Carrier (CLEC), began limited operations outside the Company's traditional southeast Nebraska service area in June. Midwest is currently providing residential service to certain customers in the Omaha metropolitan area, and it is marketing its service to Omaha business customers.

Cellular Competition
--------------------
Sprint PCS has begun operations in the Lincoln and Omaha areas. The Company expects to remain competitive with Sprint PCS and all cellular providers by developing new marketing programs and by continuing to expand its network so that high-quality customer service is maintained.

Interconnection Agreements
--------------------------
On July 31, 1997, the Company received a bona fide request for interconnection from a CLEC, Nebraska Technology and Telecommunications Company, Inc. The Company intends to respond to the request in accordance with the requirements of the Act.

Several other agreements to interconnect facilities and to exchange traffic have been recently completed or are in progress. Telco has completed wireless interconnection agreements with Cellular and Western Wireless, both effective May 1, 1997, which are expected to decrease Telco revenues. Telco has also completed an EAS agreement with US West effective June 30, 1997, and a wireless agreement with Sprint PCS is in progress. Midwest has completed an interconnection agreement with US West in Nebraska effective June 16, 1997, and an agreement with US West in Iowa is pending approval by the Iowa Utilities Board. An agreement between Midwest and GTE for
Nebraska is pending approval by the NPSC. Cellular has interconnection agreements with Telco (effective July 1997), US West (effective June 1997), and GTE Midwest (effective third quarter 1997). An agreement with Sprint is expected to be completed in third quarter 1997. The decreased rates to be realized under these agreements should result in cost savings of approximately $2.2 million per year for Cellular, which will help to offset the revenue reductions expected from the new cellular rate plan (see "Rate Changes" above). The Cellular agreements are the only interconnection agreements expected to have a material impact on the Company at this time.

MANAGED CELLULAR MARKETS

The Company manages all four cellular entities in which it has an ownership interest. The Lincoln MSA (held by Telco) and Cellular are wholly-owned markets containing approximately 229,000 and 844,000 POPs (potential customers), respectively. Through its general partnership with Centel, the Company holds a 27.6% interest in the limited partnership that operates the Omaha MSA market, containing approximately 628,000 POPs. The Company also holds an option to purchase an additional 27.6% interest in the limited partnership during the two-year period ending December 31, 1998.

In addition, the Company has an 11.8% interest in Iowa Rural Service Area 1 (RSA 1) which is contiguous to the Company's telephone operating area in Nebraska and to Omaha, and contains approximately 62,000 POPs. By the end of second quarter 1997, penetrations (subscribers compared to POPs) rates achieved in these markets by the entities in which the Company holds interests were 19.8% in the Lincoln MSA, 13.8% in Cellular, 11.5% in the Omaha MSA, and 6.3% in RSA 1.

Effective May 15, 1997, Cellular acquired approximately 10,000 customer service agreements between Telebeep and its customers who had previously received cellular telecommunications services provided by Cellular through Telebeep on a resold basis. These customers are located principally in northeastern Nebraska. As a result of the acquisition of this additional customer base, Cellular will provide its cellular telecommunications services directly to these customers on a retail basis rather than through Telebeep on a wholesale basis. This acquisition is expected to result in increased annual access revenue of approximately $1.3 million.

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

      Supplemental Proportionate Data For Managed Cellular Markets (1)
                              Second Quarter
                           (Dollars in Thousands)
                                 Unaudited
                                                                            Total
                           Lincoln        Total          Total Not      Proportionate
                             MSA      Consolidated(2)  Consolidated(3)      Data
Customer Lines     1997     45,301       161,476          20,435          181,911
                   1996     34,092       125,890          15,719          141,609
                   1995     24,556        24,556          10,576           35,132

Service Revenues   1997    $ 5,538      $ 19,425         $ 2,382         $ 21,807
                   1996      4,460        15,676           1,993           17,669
                   1995      3,351         3,351           1,506            4,857

Operating Expenses 1997    $ 3,007      $  9,293         $ 1,106         $ 10,399
 (before           1996      2,488         8,414           1,178            9,592
  depreciation)    1995      2,282         2,282             961            3,243

Net Operating      1997    $ 2,059      $  8,024         $   973         $  8,997
 Income            1996      1,552         5,573             549            6,122
                   1995        687           687             258              945

EBITDA (4)         1997    $ 2,531      $ 10,132         $ 1,276         $ 11,408
                   1996      1,972         7,262             815            8,077
                   1995      1,069         1,069             545            1,614

     (1) The Company's interest in Cellular is not included in the proportionate data prior to acquisition in July 1995.

     (2) Financial activities of the Lincoln MSA and Cellular (since acquisition) are included in respective operating portions of the Company's Consolidated Statements of Earnings.

     (3) The Company's share of the financial activities of the Omaha MSA (27.6%) and RSA 1 (11.8%) are not included in the operating portions of the Company's Consolidated Statements of Earnings.

     (4) Earnings before interest, income taxes, depreciation, and amortization (EBITDA) is commonly used in the cellular communications industry to analyze cellular providers on the bases of operating performance and liquidity. EBITDA should not be considered an alternate to (i) operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or (ii) cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

RESTRUCTURING CHARGES AND WORK FORCE REDUCTION

In November 1995, the Company announced its plans to reduce its existing work force by offering a voluntary early retirement program to eligible employees. The eligible employees are both management and non-management employees who are employed by the Company, Telco, and Systems. The Company implemented an enhancement to its pension plan by adding five years to both the age and net credited service for eligible employees. The program also provides for the employees to receive a lump-sum payment and a supplemental monthly income payment in addition to their normal pension. As a result of 330 employees (including 319 Telco employees) accepting this voluntary early retirement offer, the Company recorded a reduction to its pension assets and recognized a restructuring charge of $20.1 million at December 31, 1995 (of which $19.7 million was attributable to Telco).

The charge reflected pension enhancements of $23.4 million less curtailment gains of $3.3 million. Because the entire restructuring charge for the work force reduction was recorded in December 1995, and because the enhanced pension payments are paid through the Company pension fund, there has been no further financial impact recognized by the Company.

Retirements under the voluntary early retirement program are being phased in and will become fully effective by December 31, 1997. As of the end of second quarter 1997, 138 employees of the Company (including 130 Telco employees) have retired under the program. Because of the higher-than-anticipated response to the program, it is expected that approximately 100 positions will need to be replaced by new hires at a lower cost.

FORWARD-LOOKING STATEMENTS

Certain statements included in this Filing concerning the future prospect of the Company and its Subsidiaries and Affiliates are "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although each of the Company and Telco believes that its expectations are based on reasonable assumptions, no assurance can be given that actual results may not differ materially from those in the Forward-Looking Statements herein for reasons that include the speed and degree to which competition enters telecommunications markets; state and federal legislative and regulatory initiatives that increase competition, affect cost and investment recovery, and have an impact on rate structures; the economic climate and industrial, commercial, and residential growth in the service territory of the Company; the weather and other natural phenomena; the timing and extent of changes in interest rates; conditions of the capital markets and equity markets; and growth in opportunities for subsidiaries of the Company.

PART II -    OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
(a) and (c). The Company held its annual meeting of stockholders on April 23, 1997, and the following matter was voted on at that meeting:

1. The re-election of the following directors who will serve for a term of three years and until their successors are elected and qualified.

                                         Number of Shares
                                      For           Withheld
      William W. Cook, Jr.         28,987,592        193,853
      Charles N. Wheatley          28,980,075        201,370
      Thomas C. Woods, III         28,769,927        411,518

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits
    27. Financial Data Schedules filed electronically with the SEC

(b) Reports on Form 8-K
    Aliant Communications Inc. and Aliant Communications Co. filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Aliant Communications Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Aliant Communications Inc.
                               ------------------------------
                                       (Registrant)





        August 14, 1997              /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





        August 14, 1997               /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer






____________________________
 *See General Instruction G
**Print name and title of the signing officer under his signature.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Aliant Communications Co., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Aliant Communications Co.
                               ------------------------------
                                       (Registrant)





        August 14, 1997                /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





        August 14, 1997                /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer

                                                                  Form 10-Q

                              EXHIBIT INDEX

Exhibit                      Title                                 Page No.

  27                 Financial Data Schedule                           *