Form 10-Q
period 1997-09-30
ALIANT COMMUNICATIONS INC; ALIANT COMMUNICATIONS CO
filed 1997-11-14
CIK 320446, 59584

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
                      --------------------------------------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended September 30, 1997

                                        OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

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

     ALIANT COMMUNICATIONS INC.              Common stock, $.25 par value
                                             36,186,311 shares outstanding
                                             at October 31, 1997

     ALIANT COMMUNICATIONS CO.               Common stock, $3.125 par value
                                             1,000 shares outstanding at
                                             October 31, 1997

                        ALIANT COMMUNICATIONS INC. AND
                          ALIANT COMMUNICATIONS CO.
                         EXHIBIT INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                 CONTENTS
                                                                     Page

INTRODUCTION                                                           1

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          ALIANT COMMUNICATIONS INC.
             Consolidated Statements of Earnings                      2-3
             Consolidated Balance Sheets                               4
             Consolidated Statements of Cash Flows                    5-6

          ALIANT COMMUNICATIONS CO.
             Statements of Earnings                                    7
             Balance Sheets                                            8
             Statements of Cash Flows                                 9-10

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
             Aliant Communications Inc. and
             Aliant Communications Co.                                11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations for
             Aliant Communications Inc. and
             Aliant Communications Co.                               12-23

PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings                                   *
          Item 2.  Changes in Securities                               *
          Item 3.  Defaults upon Senior Securities                     *
          Item 4.  Submission of Matters to a Vote of
                    Security Holders                                   *
          Item 5.  Other Information                                   *
          Item 6.  Exhibits and Reports on Form 8-K                   24
--------------------
          * Denotes none or not applicable.


SIGNATURES                                                           25-26

                               INTRODUCTION

The unaudited interim financial statements presented herein include the consolidated statements of Aliant Communications Inc. and its subsidiaries (the Company), as well as separate financial statements for Aliant Communications Co. (Telco). The unaudited statements have been prepared by the Company and Telco, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company and Telco believe, however, that the disclosures are adequate to make the information presented not misleading. The Company's condensed consolidated balance sheet and Telco's balance sheet at December 31, 1996, were derived from the Company's audited consolidated balance sheet and Telco's audited balance sheet, respectively, as of that date. The Company's and Telco's financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the respective Annual Reports on Form 10-K of the Company and Telco for the year ended December 31, 1996, and the current year's previously issued Forms 10-Q.

In the opinion of the Company and Telco, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods.

Item 1 - Financial Statements
                             ALIANT COMMUNICATIONS INC.
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                     (UNAUDITED)

                                                Three Months         Nine Months
                                             Ended September 30   Ended September 30
                                             ------------------   ------------------
                                               1997      1996       1997      1996
                                               ----      ----       ----      ----
(Dollars in Thousands Except Per Share Data)
Operating revenues:
  Telephone revenues:
    Local network services                   $20,682   $18,759   $59,865   $55,823
    Access services                           13,848    13,857    42,460    42,302
    Long distance services                     7,973     7,829    23,697    23,963
    Other wireline communications services     8,432     6,231    22,840    19,091
                                             -------   -------   -------   -------
      Total telephone revenues                50,935    46,676   148,862   141,179

  Wireless communications services            19,969    17,387    56,346    46,395
  Telephone equipment sales and services       4,985     4,426    13,718    13,920
  Intercompany revenues                       (2,323)   (1,914)   (6,536)   (6,042)
                                             -------   -------   -------   -------
      Total operating revenues                73,566    66,575   212,390   195,452
                                             -------   -------   -------   -------
Operating expenses:
   Depreciation and amortization              12,902    11,513    37,502    34,273
   Other operating expenses                   38,276    34,711   111,776   105,558
   Taxes, other than payroll and income        1,170     1,077     3,271     3,008
   Intercompany expenses                      (2,323)   (1,914)   (6,536)   (6,042)
                                             -------   -------   -------   -------
      Total operating expenses                50,025    45,387   146,013   136,797
                                             -------   -------   -------   -------
      Operating income                        23,541    21,188    66,377    58,655
                                             -------   -------   -------   -------
Non-operating income and expense:
   Income from interest and other investments  2,054     1,565     6,002     5,132
   Other deductions                              128       135       626       577
   Interest expense                            2,157     2,230     6,559     6,875
                                             -------   -------   -------   -------
      Net non-operating expense                  231       800     1,183     2,320
                                             -------   -------   -------   -------
      Income before income taxes              23,310    20,388    65,194    56,335
Income taxes                                   9,315     8,223    26,033    22,735
                                             -------   -------   -------   -------
      Net income                              13,995    12,165    39,161    33,600
Preferred dividends                               57        57       169       169
                                             -------   -------   -------   -------

 (Continued on next page)

                             ALIANT COMMUNICATIONS INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS (Cont'd)
                                    (UNAUDITED)

                                                Three Months         Six Months
                                                Ended June 30       Ended June 30
                                                -------------       -------------
                                                1997      1996      1997      1996
                                                ----      ----      ----      ----
(Dollars in Thousands Except Per Share Data)

Earnings available for common shares         $13,938   $12,108   $38,992   $33,431
                                             =======   =======   =======   =======
      Earnings per common share              $   .39   $   .33   $  1.08   $   .91
                                             =======   =======   =======   =======

Weighted average common shares
 outstanding (in thousands)                   36,178    36,623    36,286    36,649
                                             =======   =======   =======   =======
Dividends declared per common share          $   .17   $   .15   $   .49   $   .45
                                             =======   =======   =======   =======


                             ALIANT COMMUNICATIONS INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                                     September 30,    December 31,
                                                         1997            1996
                                                     ------------     -----------
                                                         (Dollars in Thousands)

ASSETS
------
Current assets                                         $ 85,841       $ 81,218

Property and equipment less accumulated
 depreciation and amortization                          251,657        255,020

Investments and other assets                            176,939        171,684

Deferred charges                                         16,316         13,480
                                                       --------       --------

     Total assets                                      $530,753       $521,402
                                                       ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued liabilities               $ 73,117       $ 73,594

Deferred credits and other long-term liabilities         60,820         61,662

Long-term debt                                           97,000        103,080

Preferred stock, 5%, redeemable                           4,499          4,499

Stockholders' equity                                    295,317        278,567
                                                       --------       --------

     Total liabilities and stockholders' equity        $530,753       $521,402
                                                       ========       ========


                              ALIANT COMMUNICATIONS INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                              Nine Months Ended
                                                                September 30
                                                              -----------------
                                                              1997         1996
                                                              ----         ----
                                                          (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                               $ 39,161     $ 33,600
                                                            --------     --------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                           37,597       34,296
      Net change in investments and other assets              (3,759)      (2,810)
      Deferred income taxes                                     (986)       2,457
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                          (5,182)      (5,832)
         Other assets                                         (4,265)        (263)
         Accounts payable and accrued expenses                  (770)      (2,443)
         Other liabilities                                      (603)       1,196
                                                            --------     --------
               Total adjustments                              22,032       26,601
                                                            --------     --------
               Net cash provided by operating activities      61,193       60,201
                                                            --------     --------
Cash flows from investing activities:
   Expenditures for property and equipment                   (31,905)     (25,269)
   Net salvage on retirements                                    350          (48)
                                                            --------     --------
               Net capital additions                         (31,555)     (25,317)

   Proceeds from sale of investments and other assets            312           35
   Purchases of investments and other assets                  (4,466)      (1,288)
   Purchases of temporary investments                         (1,338)     (10,392)
   Maturities and sales of temporary investments               2,225       16,208
                                                            --------     --------
               Net cash used for investing activities        (34,822)     (20,754)
                                                            --------     --------
Cash flows from financing activities:
   Dividends to stockholders                                 (17,619)     (16,661)
   Retirement of notes payable                                11,000          --
   Proceeds from issuance of long-term debt                      --       (10,000)
   Payments of long term debt                                (16,362)      (8,111)
   Net purchases and sales of treasury stock                  (4,471)      (1,349)
                                                            --------     --------
               Net cash used in financing activities         (27,452)     (36,121)
                                                            --------     --------

(Continued on next page)

                              ALIANT COMMUNICATIONS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                      (UNAUDITED)

                                                              Nine Months Ended
                                                                September 30
                                                              -----------------
                                                              1997         1996
                                                              ----         ----
                                                           (Dollars in Thousands)

Net increase (decrease) in cash and cash equivalents        $ (1,081)    $  3,326
Cash and cash equivalents at beginning of year                25,290       21,151
                                                            --------     --------
Cash and cash equivalents at end of quarter                 $ 24,209     $ 24,477
                                                            ========     ========

Supplemental disclosures of cash flow information:
      Interest paid                                         $  5,582     $  5,796
                                                            ========     ========
      Taxes paid                                            $ 29,589     $ 19,301
                                                            ========     ========


Item 1 - Financial Statements
                             ALIANT COMMUNICATIONS CO.
                              STATEMENTS OF EARNINGS
                                     (UNAUDITED)

                                                Three Months         Nine Months
                                             Ended September 30   Ended September 30
                                             ------------------   ------------------
                                                1997      1996      1997      1996
                                                ----      ----      ----      ----
(Dollars in Thousands)
Operating revenues:
  Telephone revenues:
    Local network services                   $20,658   $18,758   $59,841   $55,822
    Access services                           13,848    13,857    42,460    42,302
    Long distance services                     2,563     3,034     8,121     9,284
    Other wireline communications services     8,312     6,113    22,488    18,750
                                             -------   -------   -------   -------
      Total telephone revenues                45,381    41,762   132,910   126,158
  Wireless communications services             5,755     4,896    16,538    13,583
  Telephone equipment sales and services       1,752     1,747     4,746     5,213
                                             -------   -------   -------   -------
      Total operating revenues                52,888    48,405   154,194   144,954
                                             -------   -------   -------   -------
Operating expenses:
   Depreciation and amortization              10,104     9,271    29,655    27,568
   Other operating expenses                   23,922    22,677    71,407    68,669
   Taxes, other than payroll and income          996       918     2,742     2,525
                                             -------   -------   -------   -------
      Total operating expenses                35,022    32,866   103,804    98,762
                                             -------   -------   -------   -------
      Operating income                        17,866    15,539    50,390    46,192
                                             -------   -------   -------   -------
Non-operating income and expense:
   Income from interest and other investments    416       303     1,193     1,375
   Other deductions                              128       135       626       577
   Interest expense                            1,158     1,111     3,421     3,393
                                             -------   -------   -------   -------
      Net non-operating expense                  870       943     2,854     2,595
                                             -------   -------   -------   -------
      Income before income taxes              16,996    14,596    47,536    43,597
Income taxes                                   6,494     5,600    18,162    16,702
                                             -------   -------   -------   -------
      Net income                              10,502     8,996    29,374    26,895
Preferred dividends                               57        57       169       169
                                             -------   -------   -------   -------
Earnings available for common shares         $10,445   $ 8,939   $29,205   $26,726
                                             =======   =======   =======   =======

                             ALIANT COMMUNICATIONS CO.
                                  BALANCE SHEETS
                                    (UNAUDITED)

                                                     September 30,   December 31,
                                                         1997           1996
                                                     ------------    -----------
                                                         (Dollars in Thousands)

ASSETS
------
Current assets                                         $ 67,000       $ 58,903

Property and equipment less accumulated
 depreciation and amortization                          214,002        221,905

Investments and other assets                                372            409

Deferred charges                                         14,608         12,427
                                                       --------       --------

     Total assets                                      $295,982       $293,644
                                                       ========       ========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
Accounts payable and accrued liabilities               $ 56,352       $ 61,022

Deferred credits and other long-term liabilities         54,979         55,176

Long-term debt                                           44,000         44,000

Preferred stock, 5%, redeemable                           4,499          4,499

Stockholder's equity                                    136,152        128,947
                                                       --------       --------

     Total liabilities and stockholder's equity        $295,982       $293,644
                                                       ========       ========


                              ALIANT COMMUNICATIONS CO.
                              STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                             Nine Months Ended
                                                                September 30
                                                             -----------------
                                                              1997         1996
                                                              ----         ----
                                                          (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                               $ 29,374     $ 26,895
                                                            --------     --------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                           29,678       27,591
      Deferred income taxes                                     (452)         782
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                          (4,272)       1,427
         Other assets                                         (6,369)      (3,552)
         Accounts payable and accrued expenses                (3,570)      (4,322)
         Other liabilities                                    (1,346)          79
                                                            --------     --------
               Total adjustments                              13,669       22,005
                                                            --------     --------
               Net cash provided by operating activities      43,043       48,900
                                                            --------     --------
Cash flows from investing activities:
   Expenditures for property and equipment                   (22,106)     (20,789)
   Net salvage on retirements                                    354          (83)
                                                            --------     --------
               Net capital additions                         (21,752)     (20,872)

   Purchases and sales of investments and other assets, net       34         (421)
   Purchases of temporary investments                         (1,338)     (10,098)
   Maturities and sales of temporary investments               2,225       14,358
                                                            --------     --------
               Net cash used for investing activities        (20,831)     (17,033)
                                                            --------     --------
Cash flows from financing activities:
   Dividends to stockholders                                 (21,669)     (19,669)
   Payments on note payable to bank                              --        (8,000)
                                                            --------     --------
               Net cash used in financing activities         (21,669)     (27,669)
                                                            --------     --------

(Continued on next page)

                              ALIANT COMMUNICATIONS CO.
                          STATEMENTS OF CASH FLOWS (Cont'd)
                                     (UNAUDITED)

                                                             Nine Months Ended
                                                                September 30
                                                             -----------------
                                                              1997         1996
                                                              ----         ----
                                                            (Dollars in Thousands)

Net increase (decrease) in cash and cash equivalents        $    543     $  4,198
Cash and cash equivalents at beginning of year                17,865       13,496
                                                            --------     --------
Cash and cash equivalents at end of quarter                 $ 18,408     $ 17,694
                                                            ========     ========

Supplemental disclosures of cash flow information:
      Interest paid                                         $  2,220     $  2,307
                                                            ========     ========
      Taxes paid                                            $ 21,627     $ 15,868
                                                            ========     ========

                     ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                                ALIANT COMMUNICATIONS CO.
                       CONDENSED NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The unaudited interim financial statements include the consolidated statements of the Company, as well as separate financial statements for Telco, the primary subsidiary. Additionally, the Company has the following wholly-owned subsidiaries: Aliant Cellular Inc. (Cellular); Aliant Systems Inc. (Systems); Prairie Communications, Inc. (Prairie); Aliant Midwest Inc. (Midwest); and Aliant Network Services Inc. (Network). In the opinion of management of the Company and of Telco, their respective financial statements reflect all adjustments necessary for a fair presentation of results of operations, financial position, and cash flows. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables summarize information from the Company's statements of earnings. The Telco portion of Company operations is identified separately in the following paragraphs. Whenever Telco is discussed, it should be assumed that the Company is also affected, since Telco constitutes approximately 56 percent and 72 percent of the Company's assets and revenues, respectively.

Revenues
--------
                             Three Months                      Nine Months
                          Ended September 30                Ended September 30
                     -----------------------------     -----------------------------
(Dollars in 000s)    1997     1996   Change    %       1997     1996   Change    %
-----------------    ----     ----   -------------     ----     ----   -------------
Telephone revenues:
 Local network      $20,682  $18,759  $1,923   10.3  $ 59,865 $ 55,823 $ 4,042   7.2
 Access              13,848   13,857      (9)  (0.1)   42,460   42,302     158   0.4
 Long distance        7,973    7,829     144    1.8    23,697   23,963    (266) (1.1)
 Other wireline       8,432    6,231   2,201   35.3    22,840   19,091   3,749  19.6
                     ------   ------   -----          -------  -------   -----
  Total telephone
  revenues           50,935   46,676   4,259    9.1   148,862  141,179   7,683   5.4
Wireless             19,969   17,387   2,582   14.9    56,346   46,395   9,951  21.4
Equipment sales
 and service          4,985    4,426     559   12.6    13,718   13,920    (202) (1.5)
Intercompany         (2,323)  (1,914)   (409) (21.4)   (6,536)  (6,042)   (494) (8.2)
                     ------   ------   -----          -------  -------  ------
  Total operating
  revenues          $73,566  $66,575  $6,991   10.5  $212,390 $195,452 $16,938   8.7

All comparisons made in the following section are of the third quarter and nine-month periods of 1997, respectively, with the same periods in 1996.

Local network services revenue, attributable entirely to Telco, increased $1,923,000 (10.3%) and $4,042,000 (7.2%). Excluding the paystation revenue explained in the following paragraph, the increases in local network services revenue would have been $2,214,000 (12.0%) and $4,702,000 (8.6%).
Basic local services revenue constituted $1,645,000 and $4,128,000 of the increases. The basic local revenue increase was due to several factors. First, residential revenue grew due to the increase in residential basic local service rates effective March 23, 1997 (further described in the section below entitled "Competition and Regulatory Environment").
Second, additional installations of second phone lines contributed to the rise in residential revenues, with a 25.8% increase in second lines.
Third, business and Centrex services continued to contribute to the growth in basic local revenue. Telephone access lines in service increased to 271,284, up 10,059 lines (3.9%) from September 30, 1996.

The local network services revenue increase was also affected by private line revenue increasing 50.2% and 21.8%, due to new Integrated Services Digital Network (ISDN) revenue and to normal growth. Enhanced services revenue, consisting of custom calling features, Custom Local Area Signaling Services (CLASS) and voice mail, continued its strong growth with 35.4% and 23.0% increases. The public telephone portion of local network services revenue decreased $291,000 and $660,000, due to deregulation of public paystations mandated by the Federal Communications Commission (FCC). This deregulated revenue is now reflected in other wireline communications services revenues.

Long distance services are provided by Telco (which serves the traditional Telco territory of southeast Nebraska), and Systems (which serves calling areas beyond Telco's operating territory). Long distance services revenue increased $144,000 (1.8%) for the three months ended September 30, 1997, compared to the same period in 1996. This overall net increase resulted from a $472,000 decrease for Telco and a $614,000 increase for Systems. Year-to-date long distance revenues decreased $266,000 (1.1%). This overall decrease resulted primarily from a $1,163,000 decrease for Telco and an $894,000 increase for Systems. The Telco decreases are due to the impact of a decrease in long distance rates which occurred concurrently with the previously mentioned residential basic local service rate increase. The Systems increases are due to an ongoing marketing effort to gain market share from residential and larger business long distance users.

Other wireline communications services revenues includes directory advertising and sales, carrier billing and collections, data communications, public paystations, and miscellaneous items. This revenue category, substantially all of which is attributable to Telco operations, increased $2,201,000 (35.3%) and $3,749,000 (19.6%). The previously mentioned deregulation of public paystations contributed $767,000 of the three-month increase and $1,741,000 of the year-to-date increase. Telco's non-regulated public paystation business began billing interexchange carriers an interim $45.85 per paystation monthly access charge in March 1997. This charge was based on the industry average for 800 service and cut-through calls. This interim rate was to be replaced with a permanent
35 cents per call charge in October 1997. Both of these charges were determined by the FCC and were contested by the interexchange carriers and returned to the FCC for reconsideration. The FCC has issued an order to reduce the permanent rate to 28.4 cents per call effective October 7, 1997. The interim rate is still under consideration by the FCC. Part of the increase in other wireline communications services revenues is a combination of a rate increase in local paystation calls from 25 cents to 35 cents per call, effective March 23, 1997, and the movement of that paystation usage revenue from Telco's regulated to its non-regulated activity. Also, data communications growth is up $426,000 (34.6%) and $891,000 (23.6%), mainly due to the growth of Navix, the Company's Internet access service. Directory advertising revenue also increased by $258,000 and $660,000, substantially due to a rate increase for directory advertising in the Company's latest directory editions.

Wireless communications services revenues increased $2,582,000 (14.9%) and $9,951,000 (21.4%). This was due to continued expansion of the customer base. The Lincoln, Nebraska Metropolitan Statistical Area (Lincoln MSA), held by Telco, recorded revenue increases of $834,000 (17.7%) and $2,864,000 (21.9%), and 11,027 customer lines were added between September 30, 1996, and September 30, 1997. Cellular's revenues increased $1,723,000

(13.8%) and $6,996,000 (21.3%), and 25,452 customer lines were added between September 30, 1996, and September 30, 1997.

Telephone equipment sales and services revenues increased $559,000 (12.6%) for the three months, attributable almost entirely to Systems. Year-to-date equipment sales and service revenues decreased $202,000 (1.5%), made up of a $468,000 decrease for Telco and a $266,000 increase for Systems. The three- and nine-month changes reflect the sporadic nature of equipment sales; Systems' third quarter 1997 revenue was high relative to average quarterly revenue. Telco decreases were partly caused by a reduction in the variety of phones and accessories included in the retail product lines.

Overall, Company operating revenues increased $6,991,000 (10.5%) and $16,938,000 (8.7%), of which $4,483,000 and $9,240,000 were due to Telco operations.

Operating Expenses
------------------
                             Three Months                      Nine Months
                          Ended September 30                Ended September 30
                     -----------------------------     -----------------------------
(Dollars in 000s)    1997     1996   Change    %       1997     1996   Change    %
-----------------    ----     ----   -------------     ----     ----   -------------
Depreciation and
 amortization      $12,902  $11,513  $1,389   12.1  $ 37,502 $ 34,273  $3,229    9.4
Other operating     38,276   34,711   3,565   10.3   111,776  105,558   6,218    5.9
Other taxes          1,170    1,077      93    8.6     3,271    3,008     263    8.7
Intercompany        (2,323)  (1,914)   (409) (21.4)   (6,536)  (6,042)   (494)  (8.2)
                    ------   ------   -----           ------   ------   -----
   Total           $50,025  $45,387  $4,638   10.2  $146,013 $136,797  $9,216    6.7

Depreciation and amortization increased $1,389,000 (12.1%) and $3,229,000 (9.4%), of which $833,000 and $2,087,000 was attributed to Telco. The increases result from the addition of depreciable assets, particularly among asset categories with shorter depreciable lives.

Other operating expenses increased by $3,565,000 (10.3%) and $6,218,000 (5.9%), with $1,245,000 and $2,738,000 due to Telco. The increase is primarily a result of the greater costs associated with cellular operations and Navix Internet service due to the significant growth of both services during the time period. Cellular operations expenses grew by $1,187,000 and $3,564,000, of which $421,000 and $1,698,000 was due to Telco. Telco's Navix expenses grew by $433,000 for the third quarter and $1,398,000 for the nine months.

Overall, Company operating expenses increased $4,638,000 (10.2%) and $9,216,000 (6.7%), of which $2,156,000 and $5,042,000 were due to Telco operations.

Non-Operating Income and Expense
--------------------------------
                             Three Months                      Nine Months
                          Ended September 30                Ended September 30
                     -----------------------------     -----------------------------
(Dollars in 000s)    1997     1996   Change    %       1997     1996   Change    %
-----------------    ----     ----   -------------     ----     ----   -------------
Investment income   $2,054   $1,565   $ 489   31.2    $6,002   $5,132 $   870   17.0
Other deductions       128      135      (7)  (5.2)      626      577      49    8.5
Interest expense     2,157    2,230     (73)  (3.3)    6,559    6,875    (316)  (4.6)
                     -----    -----     ---            -----    -----   -----
   Net              $  231   $  800   $(569) (71.1)   $1,183   $2,320 $(1,137) (49.0)

Company investment income increased $489,000 (31.2%) and $870,000 (17.0%), of which a three-month increase of $113,000 and a nine-month decrease of $182,000 were attributable to Telco. The Company increases are due to an increase in cellular profits for the Company's managed partnership in the Omaha cellular market; this profit flows into the investment income category. The Telco changes are due to fluctuations in the temporary cash investment base.

Interest expense decreased $73,000 (3.3%) and $316,000 (4.6%), and Telco's portion was increases of $47,000 and $28,000. The Company decreases were primarily a result of debt reductions.

Income Taxes
------------
Income taxes increased $1,092,000 (13.3%) and $3,298,000 (14.5%), of which
$894,000 and $1,460,000 was attributed to Telco. The increases are proportionate to the increases in taxable income.

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

Net cash provided by Company operating activities was $61,193,000 for the first nine months of 1997 compared to $60,201,000 for the first nine months of 1996. The principal factors involved in the increase in net cash provided by operating activities were changes in deferred tax accounts and a decrease in accounts receivable. Cash from operating activities is the Company's primary source of liquidity, and it funds primarily capital expenditures and dividends. During the nine-month period ended

September 30, 1997, cash provided by operating activities, less dividends paid, exceeded capital expenditures for the Company. Telco capital expenditures for the same period slightly exceeded cash provided by operating activities, less dividends paid.

Net cash used for Company investing activities was $34,822,000 and $20,754,000 for the nine months ended September 30, 1997 and 1996. The increase was due in part to the acquisition of Telebeep, a reseller of Cellular service, at $2,828,000 (see "Managed Cellular Markets" below). It was also due to the use of funds for capital additions, repayment of debt, and for re-purchase of the Company's stock.

Capital expenditures for the first nine months of 1997 were $31,905,000, of which $22,106,000 was due to Telco. The Company's capital expenditures increased $6,636,000 for the nine months of 1997 compared to 1996, and Telco's portion of this increase was $1,317,000. These expenditures were financed through cash provided by operating activities. Total capital additions for both new and updated networks and communications facilities for 1997 are projected to be $54,128,000 for the Company, of which $41,999,000 is attributable to Telco.

Net cash used in Company financing activities was $27,452,000 and $36,121,000 for the nine months ended September 30, 1997 and 1996. The decrease is primarily due to the 1996 payment of an $8,000,000 note payable.

Telco's 9.91% Series K Bonds (issued in a private placement) are rated AAA by Standard and Poor's Corporation and AA2 by Moody's. The Company's consolidated debt to cash flow ratio was 0.74 to 1.00, its consolidated debt to capital ratio was 1.00 to 3.78 and its EBITDA to Interest Expense ratio was 15.98 to 1.00.

At September 30, 1997, the Company had $97.0 million of long-term debt, consisting of the following:

   -  $44.0 million of Telco Series K First Mortgage Bonds due June 1,
      2000.
   - A $28.0 million variable rate term loan due July 6, 2000, with 13 consecutive quarterly installments commencing on September 15, 1997.
   - A $33.0 million variable rate revolving loan with principal due July 6, 1998, and interest currently due monthly. Approximately $11.0 million was added to this loan in second quarter 1997, which replaced the retirement of Cellular's RTFC notes.
   -  Less current installments of long-term debt of $8.0 million.

On September 15, 1997, the Company, Telco, Cellular, Midwest, Systems, Prairie, and Network entered into committed credit facilities aggregating $75.0 million of borrowing capacity with several banks. The maturity date for all such facilities is July 6, 1998. At October 31, 1997, the Company had utilized $11.0 million of said borrowing capacity. Interest on all such borrowings accrues on a LIBOR-based pricing formula.

The Company will require cash for Network to build and operate fiber optic transmission facilities outside of Telco's traditional service area. Capacity on the network will be leased to long distance and wireless carriers. The Company expects to finance these planned expenditures primarily through internally provided sources.

On May 28, 1997, the Board of Directors authorized the Company to purchase 500,000 shares of its common stock from time to time as market conditions warrant, bringing to 1,500,000 the number of shares authorized to be purchased by the Company since April 24, 1991. No shares were purchased during third quarter 1997, and as of September 30, 1997, a total of 685,030 shares remain available for purchase. These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan, and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share". SFAS 128 revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. It is effective for the Company's fiscal year ending December 31, 1997, and retroactive application is required. The Company believes that adoption of SFAS 128 will not have a significant effect on its reported earnings per share.

SFAS 130, "Reporting Comprehensive Income", and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", were issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company does not believe that adoption of these standards will have a significant effect on its consolidated financial statements.

COMPETITION AND REGULATORY ENVIRONMENT

Telecommunications Rulings
--------------------------
The Telecommunications Act of 1996 (the Act) was signed in February 1996. The Act facilitates the entry of new competitors into the local exchange market by allowing competing companies to purchase and resell Incumbent Local Exchange Carrier (ILEC) services, by requiring ILECs to unbundle their networks, and by requiring ILECs to negotiate interconnection agreements with companies desiring connection to ILEC networks. Telco may apply to the Nebraska Public Service Commission (NPSC) for a waiver or modification of interconnection requirements pursuant to Section 251(f)2 of the Act. The Act also provides new business opportunities for the Company, such as entry into the cable television market, and entry into additional geographic markets with either a full range of services or selected services to niche markets.

The FCC released an Order (the Interconnection Order) on August 8, 1996, to implement the interconnection portion of the Act. While ILECs were optimistic that the Act would accommodate fair and effective competition, the FCC's interpretation of the legislation has caused some concern. On several occasions, the FCC's rules stemming from the Act have not accurately reflected Congressional intent and have contained pricing proxies that are unfavorable to ILECs. This has been confirmed in three separate rulings by the Eighth Circuit Court of Appeals. First, the court found that the FCC was placing overly burdensome constraints on state commissions for the pricing of network elements. In this same ruling, the court struck down the "pick and choose" rule, which allowed competitors to select only the portions of previously-negotiated agreements that it desired, without agreeing to any of its other provisions. The court recognized that this rule would have made effective negotiations impossible for ILECs.

The court also found that the FCC overstepped its authority by ordering ILECs to implement intraLATA dialing parity more quickly than Regional Bell Operating Companies (RBOCs). The court found that this issue is the exclusive jurisdiction of state commissions. As a result, Telco will implement intraLATA dialing parity at the end of 1998, rather than August of 1997. This is very important in terms of developing marketing strategy for the retention of intraLATA market share.

In its most recent ruling, the court found that the FCC cannot order ILECs to package unbundled network elements at a price that is equal to the sum of the individual element prices. The court recognized that costs are incurred in the connection of network elements, and that ILECs are entitled to recover these costs. The elimination of "phantom unbundling" reduces the opportunity for competitors to engage in unfair arbitrage practices.

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

The Access Charge Reform Order applies only to companies under price cap regulation, which includes Telco. Two issues in the Order that will affect Telco include the following: an increase by the FCC in the Subscriber Line Charge (SLC) on additional residential lines, and changes which will cause a reduction in access charges to long distance companies. While the Access Charge Reform Order results in some loss of revenue for Telco, the immediate impact is expected to be modest. Interstate access rates will be driven toward cost over the next five years, both by regulatory and competitive pressures. Intrastate access rates remain subject to negotiation between companies. There is some movement to either legislatively dictate intrastate access rates or grant authority to the state commissions to set rates. Telco and other Nebraska companies have convinced the NPSC to address this issue in conjunction with implementation of the State Universal Service Fund. The NPSC is doing so through a "super docket" which will allow access charge reform to move forward in conjunction with consideration of the universal service fund subsidy mechanism.

Two Nebraska telecommunications bills were passed in June 1997. LB 660 provides a framework for the changes necessary to implement competition in local exchange service in Nebraska. It allows telecommunications companies the flexibility required to adjust rates between different classes of consumers, such as business and residential customers, and it also provides for total forbearance from rate regulation in the presence of local competition. LB 686 established a Nebraska Universal Service Fund and a Nebraska Lifeline service program to ensure continued local service to high-cost areas and low-income consumers. Since the Company serves many high-cost rural areas, a number of its rural exchanges may be eligible for funding. LB 660 was effective June 3, 1997, while LB 686 became effective September 10, 1997.

In January 1998, Nebraska will enter the Federal Lifeline assistance program. This program will reduce the monthly service bill by $5.25 for qualifying customers on fixed or limited incomes. This program will be helpful to Telco, because it should ease regulatory resistance to Telco's effort to rebalance rates.

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

Competitive Local Exchange Carrier
----------------------------------
Midwest, the Company's Competitive Local Exchange Carrier (CLEC), began limited operations outside the Company's traditional southeast Nebraska service area in June. Midwest is currently providing service to certain residential and business customers in the Omaha metropolitan area.

Cellular Competition
--------------------
Sprint PCS has begun operations in the Lincoln and Omaha areas. The Company expects to remain competitive with Sprint PCS and all cellular providers by developing new marketing programs and by continuing to expand its network so that high-quality customer service is maintained.

Interconnection Agreements
--------------------------
On July 31, 1997, Telco received a bona fide request for interconnection from a CLEC, Nebraska Technology and Telecommunications Company, Inc. (NT&T). However, this request was officially withdrawn by NT&T in August 1997. No other bona fide requests from CLECs were pending as of September 30, 1997.

Telco has interconnection agreements with several wireless providers and ILECs, and Midwest and Cellular also have interconnection agreements with various ILECs. The impact of these interconnection agreements is not expected to be material to the Company's consolidated financial statements.

MANAGED CELLULAR MARKETS

The Company manages all four cellular entities in which it has an ownership interest. The Lincoln MSA (held by Telco) and Cellular are wholly-owned markets containing approximately 231,000 and 848,000 POPs (potential customers), respectively. Through its general partnership with Centel Nebraska, the Company holds a 27.6% interest in the limited partnership that operates the Omaha MSA market, containing approximately 634,000 POPs. The Company also holds an option to purchase an additional 27.6% interest in the limited partnership during the two-year period ending December 31, 1998.

In addition, the Company has an 11.8% interest in Iowa Rural Service Area 1 (RSA 1) which is contiguous to the Company's telephone operating area in Nebraska and to Omaha, and contains approximately 62,000 POPs. By the end of third quarter 1997, penetration (subscribers compared to POPs) rates achieved in these markets by the entities in which the Company holds interests were 20.6% in the Lincoln MSA, 14.4% in Cellular, 11.8% in the Omaha MSA, and 6.4% in RSA 1.

Effective May 15, 1997, Cellular acquired approximately 10,000 customer service agreements between Telebeep and its customers who had previously received cellular telecommunications services provided by Cellular through Telebeep on a resold basis. These customers are located principally in northeastern Nebraska. As a result of the acquisition of this additional customer base, Cellular will provide its cellular telecommunications services directly to these customers on a retail basis rather than through Telebeep on a wholesale basis. This acquisition is expected to result in increased annual revenue of approximately $1.3 million.

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

       Supplemental Proportionate Data For Managed Cellular Markets
                              Third Quarter
                          (Dollars in Thousands)
                                Unaudited

                                                                           Total
                           Lincoln        Total          Total Not      Proportionate
                             MSA      Consolidated(1)  Consolidated(2)      Data
Customer Lines     1997     47,621       169,952          21,098          191,050
                   1996     36,594       133,473          16,571          150,044
                   1995     26,061        95,720          11,337          107,057

Service Revenues   1997    $ 5,547      $ 19,761         $ 2,360         $ 22,121
                   1996      4,713        17,204           2,147           19,351
                   1995      3,470        13,270           1,580           14,850

Operating Expenses 1997    $ 3,197      $ 10,210         $ 1,172         $ 11,382
 (before           1996      2,776         9,023           1,082           10,105
  depreciation)    1995      2,064         6,569             963            7,532

Net Operating      1997    $ 1,870      $  7,408         $   852         $  8,260
 Income            1996      1,512         6,490             780            7,270
                   1995      1,028         5,217             396            5,613

EBITDA (3)         1997    $ 2,350      $  9,551         $ 1,188         $ 10,739
                   1996      1,937         8,181           1,065            9,246
                   1995      1,406         6,701             617            7,318

     (1) Financial activities of the Lincoln MSA and Cellular are included in respective operating portions of the Company's Consolidated Statements of Earnings.

     (2) The Company's share of the financial activities of the Omaha MSA (27.6%) and RSA 1 (11.8%) are not included in the operating portions of the Company's Consolidated Statements of Earnings.

     (3) Earnings before interest, income taxes, depreciation, and amortization (EBITDA) is commonly used in the cellular communications industry to analyze cellular providers on the bases of operating performance and liquidity. EBITDA should not be considered an alternate to (i) operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or (ii) cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

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

Retirements under the voluntary early retirement program are being phased in and will become fully effective by December 31, 1997. As of the end of third quarter 1997, 187 employees of the Company (including 178 Telco employees) have retired under the program. Because of the higher-than-anticipated response to the program, it is expected that approximately 100 positions will need to be replaced by new hires at a lower cost.

OTHER

The Company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. An internal study is currently underway to determine the full scope and related costs to ensure that the Company's systems continue to meet its internal needs and those of its customers. The Company has begun to incur expenses for this change. These expenses may be significant and may continue into the year 1999.

FORWARD-LOOKING STATEMENTS

Certain statements included in this Filing concerning the future prospects of the Company and its Subsidiaries and Affiliates are "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although each of the Company and Telco believes that its expectations are based on reasonable assumptions, no assurance can be given that actual results may not differ materially from those in the Forward-Looking Statements herein for reasons that include the speed and degree to which competition enters telecommunications markets; state and federal legislative and regulatory initiatives that increase competition, affect cost and investment recovery, and have an impact on rate structures; the economic climate and industrial, commercial, and residential growth in the service territory of the Company; the weather and other natural phenomena; the timing and extent of changes in interest rates; conditions of the capital markets and equity markets; and growth in opportunities for subsidiaries of the Company.

PART II -    OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits
    27. Financial Data Schedules (filed electronically with the SEC)

(b) Reports on Form 8-K
    Aliant Communications Inc. and Aliant Communications Co. filed no reports on Form 8-K during the quarter ended September 30, 1997.

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


                                 Aliant Communications Inc.
                               ------------------------------
                                       (Registrant)





        November 14, 1997              /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





        November 14, 1997              /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer






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


                                  Aliant Communications Co.
                               ------------------------------
                                       (Registrant)





        November 14, 1997                /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





        November 14, 1997                /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer

                  ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                         ALIANT COMMUNICATIONS CO.
                        EXHIBIT INDEX TO FORM 10-Q

Exhibit No.                      Title                             Page No.
-----------                      -----                             --------

    27                Financial Data Schedule                         *
                         Aliant Communications Inc.
                         Aliant Communications Co.