Form 10-K405
period 1997-12-31
ALIANT COMMUNICATIONS INC; ALIANT COMMUNICATIONS CO
filed 1998-03-31
CIK 320446, 59584

                                                               FORM 10-K

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

    [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1997

                                    OR

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    -----------------

     Commission     Registrant; State of Incorporation;    IRS Employer
     File Number       Address; and Telephone Number     Identification No.
     -----------    ----------------------------------   -----------------

       0-10516      ALIANT COMMUNICATIONS INC.              47-0632436
                    (A Nebraska Corporation)
                    1440 "M" Street
                    Lincoln, NE 68508
                    402-436-5289

       2-39373      ALIANT COMMUNICATIONS CO.               47-0223220
                    (A Delaware Corporation)
                    1440 "M" Street
                    Lincoln, NE 68508
                    402-436-5289

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

     ALIANT COMMUNICATIONS INC.     Common Stock, $.25 par value

     ALIANT COMMUNICATIONS CO.      5% Preferred Stock, $100.00 par value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

     ALIANT COMMUNICATIONS INC.     $950,462,914 as of February 28, 1998

     ALIANT COMMUNICATIONS CO.      None

Number of shares outstanding of each class of common stock, as of February 28, 1998:

     ALIANT COMMUNICATIONS INC.     36,208,111

     ALIANT COMMUNICATIONS CO.           1,000

The Aliant Communications Inc. Annual Report to Shareholders for the calendar year 1997 is incorporated by reference in Parts I, II, III and IV of this Form 10-K to the extent stated herein. The Aliant Communications Inc. definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998 is incorporated by reference in Parts III & IV of this Form 10-K to the extent stated herein.

                        ALIANT COMMUNICATIONS INC.
                                    AND
                        ALIANT COMMUNICATIONS CO.

                                 FORM 10-K

          ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE YEAR ENDED DECEMBER 31, 1997


                             TABLE OF CONTENTS

Item                                                                  Page
----                                                                  ----
                                  PART I
                                Description

 1.  Business                                                         1-7
 2.  Properties                                                       7-8
 3.  Legal Proceedings                                                  8
 4.  Submission of Matters to a Vote of Security Holders                8
 4a. Executive Officers of the Registrant                               9

                                  PART II
                                Description

 5.  Market for Registrant's Common Equity and Related Stockholder
      Matters                                                          10
 6.  Selected Financial Data                                           11
 7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                     12-17
 8.  Financial Statements and Supplementary Data                       17
 9.  Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure                                         17

                                PART III
                              Description

10.  Directors and Executive Officers of the Registrant                18
11.  Executive Compensation                                            18
12.  Security Ownership of Certain Beneficial Owners and Management    18
13.  Certain Relationships and Related Transactions                    18

                                PART IV
                              Description

14.  Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K                                                      19-22

                                 PART I

Item 1.   Business
------
     Aliant Communications Inc. (the Company), f/k/a Lincoln Telecommunications Company, was incorporated on November 24, 1980, as a Nebraska corporation, and is a holding company. Aliant Communications Co. (Telco), f/k/a The Lincoln Telephone and Telegraph Company, a Delaware corporation, is the principal subsidiary of the Company. The Company owns 100% of the issued and outstanding common stock of Telco. Other wholly-owned subsidiaries of the Company are Prairie Communications, Inc. (Prairie); Aliant Cellular Inc. (Cellular); Aliant Systems Inc. (Systems); Aliant Midwest Inc. (Midwest); and Aliant Network Services Inc. (Network), all of which are Nebraska corporations. For information relating to the general development of the Company's business during the past five years and descriptions of the Company's subsidiaries, see 1997 Annual Report to Stockholders, pages 1-11 and 43-54.

Subsidiary Operations
---------------------
     Telco, the Company's principal subsidiary, provides local exchange and intraLATA interexchange service to approximately 201,000 customers in the contiguous geographical area consisting of the southeastern 22 counties of Nebraska, having in service 273,008 landline customer access lines as of December 31, 1997. There are a total of 137 exchanges and 146 central offices in the service area of Telco. Telco's fully digital local exchange network supports SS7 technology and includes over 1,400 miles of fiber optic cable, much of it in a ring configuration. Data communications services include Internet access, which is provided under the Navix brand name. Enhanced services include Voice Mail, Custom Calling, Centrex, and Integrated Services Digital Network (ISDN). Telco publishes six regional directories and provides access service to long distance and cellular companies. Set forth below is a schedule of Telco's residential and business access lines in service for the years ended December 31, 1997 and 1996.

                                           As of December 31,
     Access Lines In Service*              1997          1996
     -----------------------               ----          ----
     Residence                           188,312       184,294
     Business                             84,696        78,914
                                         -------       -------
          Total                          273,008       263,208

     *The statistics in this table exclude cellular access lines and Company access lines in service.

     Telco provides access services by connecting the communications networks of interexchange and cellular carriers with the equipment and facilities of end users by use of its public switch networks or through private lines. Access charges, including interstate subscriber line charges and those payable by interexchange and cellular carriers, provided $57,621,000, $56,746,000, and $53,653,000 of the Company's consolidated revenues for the years ended December 31, 1997, 1996, and 1995, respectively.

     Telco's wireless services include cellular operations and wide-area paging services. Telco operates a cellular telecommunications system in the Lincoln, Nebraska Metropolitan Statistical Area (MSA). The Company also manages the limited partnership which is the license holder for Iowa Rural Statistical Area (RSA) 1, which serves the southwestern six counties of Iowa.

     On December 31, 1991, Prairie entered into a general partnership that holds an ownership interest of approximately 56% in the Omaha Cellular Limited Partnership, now doing business as Aliant Cellular - Omaha, which provides cellular communications services in the Omaha MSA. On December 17, 1997, the Company announced that it had entered into a Purchase Agreement with 360 Communications Company of Nebraska (360) to acquire 360's ownership interest for approximately $15,000,000, and the release of 360 from its obligation pursuant to the discounted note receivable from the general partnership, which had a carrying value of approximately $47.7 million at December 31, 1997. This transaction closed on February 27, 1998. As a result, the Company owns 100% of the general partnership and approximately 56% of Aliant Cellular-Omaha. The acquisition will be accounted for as a purchase and, accordingly, the results of the partnership will be included in the operating revenues and expenses of the Company. Goodwill of approximately $30 million will result and will be amortized over approximately 34 years. The Company assumed management of Aliant Cellular-Omaha on January 1, 1992.

     Cellular is the holder of cellular operating licenses issued by the Federal Communications Commission (FCC) for Nebraska RSA Nos. 533 through
542. Cellular's network serves the entire State of Nebraska through these ten RSAs, with the exception of Dakota, Douglas, Lancaster, and Sarpy counties.

     Effective May 15, 1997, Cellular acquired from Telebeep, Inc. approximately 10,000 customer service agreements and customers who had previously received cellular telecommunications services provided by Cellular on a resold basis. These customers are located principally in northeastern Nebraska. As a result of the acquisition of this additional customer base, Cellular is providing its cellular telecommunications services directly to these customers on a retail basis rather than on a wholesale basis. This acquisition is expected to result in increased annual revenue of approximately $1,300,000.

     Due to changes in technology, customer growth, and usage demand, Cellular recently entered into a contract with Motorola to replace the existing analog cellular equipment in the Lincoln and Omaha MSAs, requiring a $22,000,000 cash outlay. The new digital switching platforms will increase network capacity and make additional services, such as Caller ID, available to customers. The network will be upgraded in two phases. By early spring 1998, Narrowband Advanced Mobile Phone Service (NAMPS) will be in place, which will nearly double the capacity on the network. By early 1999, Code Division Multiple Access (CDMA) will be deployed, which will further improve capacity, coverage, and voice quality.

     The following table sets forth certain information about the Company's managed cellular operations.

                              Cellular Operations
                              -------------------
                                                             December 31, 1997
                                                             -----------------
                                         POPs                 Gross     Net
               Acquisition   Percent     Within      Net       Sub-     Sub-
   System (1)    Date (2)   Ownership   Area (5)     POPs   scribers  scribers
   ----------    --------   ---------   --------     ----   --------  --------

Lincoln MSA    April 23, 1987  100.0     231,000     231,000   51,045   51,045
Nebraska RSAs  Nov. 25, 1989   100.0     848,000     848,000  131,942  131,942
Omaha MSA      Dec. 31, 1991    27.9(3)  634,000(6)  177,000   80,424   22,446
Iowa RSA 1     June 30, 1989    11.8(4)   62,000       7,000    4,086      482


(1)  Systems are as follows:

     Lincoln MSA - Lancaster County, Nebraska (held by Telco).
     Nebraska RSAs - 89 of the 90 Nebraska counties not in the Omaha and Lincoln MSAs.
     Omaha MSA - Douglas and Sarpy Counties in Nebraska and
     Pottawattamie County in Iowa.
     Iowa RSA 1 - Southwestern six counties of Iowa.

(2) The date Telco's operating license was granted in the case of the Lincoln MSA, and the date of the Company's initial acquisition of an interest in the licensee in the case of other systems. The Company's ownership interest in the Nebraska RSAs increased from approximately 16% to 100% on July 13, 1995.

(3) In addition, the Company exercised its option to purchase an additional 27.9% interest in the licensee of the Omaha MSA at fair market value in December 1997, and the purchase was closed February 27, 1998. (See discussion of Prairie, above.)

(4) Includes the allocable portion of the 15.2% interest in the licensee held by the Omaha MSA licensee, which interest is subject to a right of first refusal in favor of the general and limited partners of Iowa RSA 1.

(5) POPs represent potential customers. Based upon population data for 1997, POPs shown for Lincoln and Omaha MSAs are 99% covered by the networks of these systems. According to estimates available to the Company, approximately 93% of the POPs shown for Nebraska RSAs and approximately 92% of the POPs shown for Iowa RSA 1 are covered by the networks of these systems.

(6) Does not include the Omaha MSA licensee's 15.2% interest in Iowa RSA 1 (which system has been separately included in the table) or the Omaha MSA licensee's 8.3% interest in Iowa RSA 8 (representing 54,745 POPs and 4,544 net POPs).

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

     The Company, through Systems, is a "reseller" of long distance services, primarily in Telco's exchange service area, and provides this service by aggregating its customers' traffic to take advantage of volume discounts offered by national networks. During 1997, Systems had 137.9 million minutes of long distance traffic, an increase of 21.0 million minutes from 116.9 million minutes of long distance traffic in 1996. The Company has a variety of calling programs for both residential and business customers.

     Systems also sells and services a wide range of PBX, key system, and other communications equipment to large and small businesses, including sophisticated switching systems from ROLM and NorTel. These systems provide a variety of call center applications such as automatic call distribution, voice mail, and LAN functionality.

     Midwest, the Company's Competitive Local Exchange Carrier (CLEC), began offering facilities-based service outside the Company's traditional southeast Nebraska service area in June 1997. Doing business as Aliant Communications, Midwest is currently offering service in Omaha, Nebraska, and Grand Island, Nebraska. The Company will continue to evaluate entry into other markets.

     Network was formed to own and operate fiber optic transmission facilities being constructed within and outside of Telco's traditional service area. Capacity on the network will be leased to long distance and wireless carriers.

Competition and Regulatory Environment
--------------------------------------
     See Competition and Regulatory Environment Section of Management's Discussion and Analysis, pages 51-53 of 1997 Annual Report to Stockholders, and as filed on the Company's Form 8-K dated March 20, 1998.

Rate Changes
------------
     On November 8, 1996, Telco announced a 10% increase to residential basic local service rates effective March 23, 1997. Telco had not increased such rates since 1991. The residential basic local exchange service increase was offset by an 8% to 10% reduction in Telco's long distance rates within its service area, and by a reduction to intrastate access service rates of approximately 16%. The passage of the Telecommunications Act of 1996 (the Act), which encourages local exchange competition, necessitated this rate adjustment by Telco to bring prices for residential basic local exchange service closer to actual costs. Taken as a whole, the projected annual revenue impact to Telco is expected to be a reduction of approximately $1.1 million in operating revenues. Also effective March 23, Telco raised rates for paystation calls and directory assistance calls.

     Rates for several optional business and residential services increased July 1, 1997. Services affected include several custom calling services, Extended Area Service (EAS), Enhanced Local Calling Area Plans (ELCAP), some directory listings, and inside wire maintenance. The rates for some leased telephones also increased. These rate changes should result in increased annual revenues of approximately $1 million.

     Cellular rates were reduced and simplified in June 1997. Formerly, separate rate plans had existed for Lincoln, Omaha, and Nebraska statewide customers. The new plan consolidates the former plans to only two sets of rates--one for the metropolitan areas of Lincoln and Omaha, and one for statewide customers. The rate decreases accompanying the new rate plan will result in an annual revenue reduction of approximately $6 million; however, it is anticipated that the lower rates will stimulate demand to partially offset the revenue reduction, and the impact of recently negotiated interconnection agreements will also help to offset the reduction.

     On March 10, 1998, Telco received approval of its application with the NPSC to increase Telco's residential basic local service rates to $16.35 per month (existing residential rates range from $11.00 to $13.75 per month). This increase will be implemented in May 1998. Approval of this rate increase is important to Telco's efforts to respond to the competitive environment required by the Act. Competitive market forces require Telco to bring prices for residential basic local exchange service closer to actual cost, and to lower rates for business customers who are especially attractive to potential competitors. The additional revenue to be generated by such increase will be offset by (i) reductions in Telco's business basic local service rates to $31.40 per month (existing business rates range from $33.00 to $39.00 per month); (ii) the elimination of a separate Touch Tone charge ($.50 and $1.50 per month for residential and business customers, respectively); (iii) the reduction of day time intraLATA toll rates from $.18 per minute to $.13 per minute; and (iv) the reduction of intraLATA access charges by approximately $900,000 per year. Telco has estimated that the net impact of all these changes will be immaterial to revenues. Revenue neutrality is required by Nebraska Statute 86-803, under which Telco filed its rate application.

     The Company may, in the future, request authority from the NPSC to further re-balance its local service rates to more closely reflect costs of service. The timing and the specific rates that may be requested in any such further rebalancing dockets are not currently known. However, such timing and specific rates will likely be influenced by the outcome of the current NPSC Docket C-1628 in which the structure of access charges and the nature of universal service funding in Nebraska are being investigated. No assurance can be given that any future rate re-balancing requests will be approved.

Employees
---------
     The Company had 1,537 employees (1,036 employed by Telco) at the end of 1997. As of December 1997, approximately 61% of Telco's employees and 27% of Systems' employees (constituting 44% of the Company's overall employees) were represented by the Communications Workers of America (CWA), which is affiliated with the AFL-CIO. Three-year contracts with the CWA were signed in May 1995 with respect to Systems' bargaining unit employees and in October 1995 with respect to Telco bargaining unit employees. Telco's contract with the CWA will expire on October 14, 1998, and Systems' contract with the CWA will expire on May 19, 1998.

Credit Agreements
-----------------
     The Company has in place three separate credit agreements (the Credit Agreements) two of which are with The Bank of Tokyo-Mitsubishi, Ltd., as agent, and certain other banks which are parties thereto and one of which is with the U.S. Bank National Association d/b/a First Bank N.A. (together, the Banks). Pursuant to the terms of the Credit Agreements, the Company will, subject to compliance with certain conditions, have the right to obtain revolving loans in the following outstanding principal amounts:

                                                  Maximum Amount of
                 Time Period                 Revolving Loans Outstanding
                 -----------                 ---------------------------
     December 31, 1997 through July 6, 1998          $115 million
     July 7, 1998 through July 6, 1999               $ 40 million
     July 7, 1999 through July 6, 2000               $ 40 million

     The entire unpaid principal balance of all loans made under the Credit Agreements will be due and payable on July 6, 2000.

     The Credit Agreements are not secured by liens, deeds of trust, mortgages or security interests on any of the assets of the Company.

     The interest rates on borrowings under the Credit Agreements vary and are generally based on rates such as LIBOR, the U.S Treasury Bill Rate, the Federal Funds Rate or the Prime Rate, at the option of the Company. These rates may also vary over the duration of the Credit Agreements either based on the long-term debt rating of Telco as published by Standard & Poor's or pursuant to a pricing grid based on the financial performance of the Company. The Credit Agreements also contain customary provisions requiring the Company to reimburse the Banks for certain fees and costs.

     Loans made under the Credit Agreements may be prepaid in whole or in part without premium or penalty, except for customary break-funding charges.

     The Credit Agreements contain customary and appropriate representations and warranties including without limitation those relating to due organization and authorization, governmental approvals, financial condition, title to properties, litigation, compliance with laws, payment of taxes, no material misstatements, and environmental liabilities.

     The Credit Agreements also contain customary and appropriate conditions to all borrowings including requirements relating to prior notice of borrowing, the accuracy of representations and warranties, and the absence of any default or potential event of default.

     The Credit Agreements also contain customary affirmative and negative convenants including but not limited to nature and continuance of business, insurance, payment of taxes, furnishing information, litigation, liens, limitations on indebtedness, investments, mergers and acquisitions, sales of assets, dividends and affiliate transactions. The Credit Agreements also contain the following financial covenants: maximum consolidated total indebtedness; minimum consolidated tangible net worth; and minimum consolidated cash flow coverage ratio.

     Events of default under the Credit Agreements are usual and customary including, without limitation, those relating to: (i) materially inaccurate or false representations or warranties; (ii) non-payment of interest, principal or fees under the Credit Agreements; (iii) non-performance of covenants; (iv) bankruptcy or insolvency; (v) unsatisfied judgments in excess of specified amounts; and (vi) a change of control.

Statement Regarding Forward-Looking Information
-----------------------------------------------
     This document may contain "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. All statements, other than historical facts, that address activities, events, or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, acquisitions, capital expenditures and the Company's business strategy are forward-looking statements. These statements contain potential risks and uncertainties; therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

     Important assumptions and other important factors that could cause actual results to differ from those set forth in the forward-looking information include, but are not limited to: changes in the national and local economic and market conditions; demographic changes; the size and growth of the overall telecommunications market; changes in competition in markets in which the Company operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; the need for regulatory approval to make acquisitions or undertake certain other activities, including rate re-balancing; changes in business strategy or development plans; pending and future litigation; availability of future financing; start-up of Personal Communications Services operations; new product and service development and introductions; changes in consumer preferences; and unanticipated changes in growth in cellular customers, penetration rates, churn rates and the mix of products and services offered in the Company's markets.

Item 2.   Properties
------
     Telco's telephone system consists of digital switching and transmission equipment, cellular radio facilities, fiber optic systems, and distribution plant, operating through 137 communities within the State of Nebraska. Among the larger exchanges served are Lincoln, Hastings, Beatrice, York, Nebraska City, Plattsmouth, and Seward.

     Telco owns the equipment, plant, and facilities which are utilized in its telephone system. Telco leases five locations on which business offices are located. The total annual rentals for such leased offices were approximately $156,000 in 1997, and the duration of such leases ranges from one to six years. Telco owns its remaining business office locations. Additionally, Telco leases the majority of the locations on which the sites of towers for its Lincoln MSA cellular system and wide-area paging system are located. Annual rentals on the sites are approximately $75,000, and the duration of the unexpired portions of such leases ranges from four months to five years, with options to renew thereafter.

     Cellular has numerous operating lease agreements for various building space, towers, and land sites. Lease terms are between one and ten years, with various renewal clauses. Rentals for cellular sites are $224,000 per year, retail site rentals for locations around the state of Nebraska total $144,000 per year, and office space in Lincoln is leased from other Company operations for $156,000 per year.

     Systems leases transmission facilities and switching facilities in connection with its Aliant Communications Long Distance Division. All of its office locations are leased. Annual rentals are approximately $161,000, and the duration of the unexpired portions of such leases ranges from 15 months to 30 months.

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

Item 3.   Legal Proceedings
------
     None.

Item 4.   Submission of Matters to a Vote of Security Holders
------
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

Item 4a.  Executive Officers of the Registrant
-------
          A.  Executive Officers of Aliant Communications Inc. (Company)
              ----------------------------------------------------------
                              Current Position and Business       Effective
Officer              Age    Experience During Past Five Years       Date
-------              ---    ---------------------------------       ----
Frank H. Hilsabeck    53   President and Chief Executive Officer    1993
                           President and Chief Operating Officer    1992

James W. Strand       51   President-Diversified Operations         1990

Robert L. Tyler       62   Senior Vice President-Chief Financial
                            Officer                                 1991

Bryan C. Rickertsen   50   Vice President-Technology                1995
                           Information and Technology Services
                            Director                                1994
                           Data Processing Director                 1986

Michael J. Tavlin     51   Vice President-Treasurer and Secretary   1986


          B.  Executive Officers of Aliant Communications Co. (Telco)
              -------------------------------------------------------
                              Current Position and Business       Effective
Officer              Age    Experience During Past Five Years       Date
-------              ---    ---------------------------------       ----
Frank H. Hilsabeck    53   President and Chief Executive Officer    1993
                           President and Chief Operating Officer    1992

James W. Strand       51   Executive Vice President-Marketing and
                            Customer Services and Director          1990

Robert L. Tyler       62   Senior Vice President-Chief Financial
                            Officer                                 1991

Bryan C. Rickertsen   50   Vice President-Technology                1995
                           Information and Technology Services
                            Director                                1994
                           Data Processing Director                 1986

Michael J. Tavlin     51   Vice President-Treasurer and Secretary   1986

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
------    Stockholder Matters

     (a)  Market Information

          Company Common Stock is traded on the Nasdaq National Market under the symbol "ALNT." The following table sets forth the high and low bid quotations for the periods indicated. These quotations represent prices between dealers without adjustments for markups, markdowns, or commissions and may not represent actual transactions.

                                                  Dividends Declared
                              High       Low           Per Share
                              ----       ---           ---------
     1996
          First Quarter      22.375     18.500           .15
          Second Quarter     20.000     15.875           .15
          Third Quarter      17.125     15.250           .15
          Fourth Quarter     17.000     15.250           .16
     1997
          First Quarter      19.500     16.000           .16
          Second Quarter     20.500     15.000           .16
          Third Quarter      24.875     18.250           .17
          Fourth Quarter     33.188     23.750           .17

     (b)  Holders

          As of December 31, 1997, there were approximately 7,000 holders of record of the Company's Common Stock. In addition, the Company believes it has approximately 11,000 beneficial owners of the Company's Common Stock, whose shares are held in the names of broker dealers and clearing agencies. Since Telco's reorganization in 1981, all outstanding shares of Telco's Common Stock have been owned by the Company.

     (c)  Dividends

          The long-term debt agreements and notes payable of the Company, Telco, and Cellular contain various restrictions. The restrictions include those relating to payment of dividends by the Company to holders of Company Common Stock, by Telco to the Company, and by Telco to holders of Telco's 5% Preferred Stock. At December 31, 1997, approximately $17,600,000 of the Company's; and $34,400,000 of Telco's retained earnings were available for payment of cash dividends. Total dividends paid by Telco to the Company were $29,000,000 in 1997 and $26,000,000 in 1996. The Company has paid a dividend on every quarter since 1936 and attempts to maintain an approximate 50% payout ratio.

Item 6.   Selected Financial Data
------
          A.  ALIANT COMMUNICATIONS INC.

              See Selected Financial Data, 1997 Annual Report to
              Stockholders, pages 55-59, and as filed on the Company's Form 8-K dated March 20, 1998.


          B.  ALIANT COMMUNICATIONS CO.

Dollars in thousands                   1997      1996      1995      1994      1993
Selected Earnings Statement Items
 1. Operating revenues               $207,693   194,606   183,303   174,556   163,539
 2. Income before extraordinary item
     and cumulative effect of change
     in accounting principle           39,899    35,528    22,325    30,169    28,702
 3. Extraordinary item and cumulative
     effect of change in accounting
     principle                            --        --     16,516       --     22,999
 4. Net income                         39,899    35,528     5,809    30,169     5,703
 5. Earnings available for
     common shares                     39,674    35,303     5,584    29,944     5,478

Selected Balance Sheet Items
 6. Total assets                     $296,755   293,644   293,614   327,752   328,476
 7. Property and equipment            523,106   496,814   477,291   456,295   447,689
 8. Accumulated depreciation          306,607   274,909   254,412   215,758   202,299
 9. Accumulated depreciation to
     depreciable plant                  59.9%     56.2%     54.3%     48.2%     45.6%
10. Current ratio                       1.1:1       1:1      .9:1     1.2:1       1:1
11. Long-term debt and redeemable
     preferred stock*                $ 48,499    48,499    48,499    48,499    48,499
12. Long-term debt and redeemable
     preferred stock as a percent
     of total capitalization            25.9%     27.3%     28.8%     25.9%     27.0%
13. Common stock and premium         $ 32,495    32,495    32,495    32,495    32,495
14. Retained earnings                 106,126    96,452    87,649   106,565    98,621
15. Total long-term debt and
     stockholders' equity             187,120   177,446   168,643   187,559   179,615

Telephone Statistics
16. Landline access lines in
     service**                        273,008   263,208   254,173   246,963   238,142
17. Number of employees                 1,036     1,205     1,264     1,392     1,422
18. Total salaries                   $ 50,263    48,482    50,087    48,994    48,066

  * Excludes current installments and redemptions due in subsequent years. ** Excludes Company access lines.

Item 7.   Management's Discussion and Analysis of Financial Condition
------    and Results of Operations

          A.  ALIANT COMMUNICATIONS INC.

              See Management's Discussion and Analysis of Financial Condition and Results of Operations, 1997 Annual Report to Stockholders, pages 43-54, and as filed on the Company's Form 8-K dated March 20, 1998.


          B.  ALIANT COMMUNICATIONS CO.

                           RESULTS OF OPERATIONS

     Approximately 73% and 54% of the Company's 1997 revenues and assets, respectively, are derived from Telco.

     Net Earnings

     Earnings available for common shares were $39,674,000 in 1997, compared to $35,303,000 in 1996, and $5,584,000 in 1995. Before
restructuring charges and an extraordinary charge in 1995, earnings available for common shares were $35,129,000.

     Operating Revenues

     Operating revenues increased by $13,087,000 or 6.7% to $207,693,000 in 1997 over 1996, compared to growth of $11,303,000 or 6.2% in 1996 over 1995.

     Local Network Revenues

     Local network service revenues in 1997 were $80,825,000, an increase of $5,947,000 or 7.9% over the 1996 total of $74,878,000. In 1996, local network service revenues increased $3,387,000 or 4.7% over the 1995 total of $71,491,000. These revenues reflect amounts billed to customers for local exchange services, including enhanced services such as Call Waiting and Caller ID.

     The 1997 increase was due, in part, to a 10% increase to residential basic local exchange rates which became effective near the end of the first quarter. The balance of the 1997 increase, along with the 1996 increase, resulted primarily from growth in telephone access lines and continued demand for enhanced services. Telephone access lines in service at December 31, 1997 and 1996 increased by 3.7% and 3.6% respectively, over the prior year. In each year, business and Centrex line growth led the increases.

     On March 10, 1998, the NPSC approved Telco's application to increase its residential basic local service rates. See Rate Changes Section of
Item 1, Business, on page 4.

     Access Revenues

     Access service revenues received from interexchange carriers for their use of local exchange facilities in providing long distance service were $57,621,000 in 1997, an increase of $875,000 or 1.5% over the 1996 total of
$56,746,000. In 1996, access service revenues increased $3,093,000 or 5.8% over the 1995 total of $53,653,000. These increases were due primarily to increased volume of access minutes which increased by 5.8% in 1997 and by 7.6% in 1996.

     Long Distance Revenues

     Long distance revenues in 1997 were $10,492,000, a decrease of $1,768,000 or 14.4% from the 1996 total of $12,260,000. In 1996, long distance revenues decreased $1,116,000 or 8.3% from the 1995 total of $13,376,000. Long distance revenues are received from providing services within Telco's service area, and are primarily message toll, private line services, and operator services. The 1997 decrease was due, in part, to a first quarter reduction in long distance rates of 8% to 10% within Telco's service area in southeast Nebraska. The 1996 decrease was mainly due to the cancellation of the AT&T operator service agreement as of December 1, 1995. Both 1996 and 1995 long distance revenues were affected by lower calling volumes.

     Other Wireline Communications Revenues

     Other wireline communication service revenues were $29,476,000 in 1997, an increase of $4,371,000 or 17.4% from the 1996 total of $25,105,000. In 1996, other wireline revenues increased $1,814,000 or 7.8% over the 1995 total of $23,291,000. The 1997 increase was attributable to greater directory advertising and sales revenues, greater data communications revenue mainly due to the growth of Navix and increased public paystation revenue. The paystation revenue increase was due, in part, to a rate increase with the remainder resulting from the FCC's deregulation of paystation business. The 1996 growth was attributable to greater directory advertising and sales revenues as well as increased data communications revenues.

     Wireless Communication Revenues

     Wireless communication services revenues were $22,507,000 in 1997, an increase of $3,797,000 or 20.3% from the 1996 total of $18,710,000. In
1996, wireless revenues increased $4,650,000 or 33.1% over the 1995 total of $14,060,000. These increases were primarily due to the steady addition of subscribers and resulting revenue generated from the larger subscriber base. Cellular subscriber line increases were 27.5% in 1997 over 1996, and 36.7% in 1996 over 1995. The 1997 increase was offset by a June 1, 1997, reduction in service rates offered to subscribers.

     Equipment Sales and Service Revenues

     Equipment sales and services revenues were $6,772,000 in 1997, a decrease of $135,000 or 2.0% from the 1996 total of $6,907,000. The 1996 revenues reflected a decrease of $525,000 or 7.1% from the $7,432,000 recorded in 1995.

     Operating Expenses

     Total operating expenses were $138,597,000 in 1997, an increase of $5,107,000 or 3.8% over the 1996 total of $133,490,000. In 1996, total operating expenses decreased $9,464,000 or 6.6% from the 1995 total of $142,954,000.

     Depreciation expenses amounted to $38,635,000 in 1997, $36,989,000 in 1996, and $32,859,000 in 1995. The composite depreciation rate for property and equipment was 7.7% in 1997, 7.8% in 1996, and 7.2% in 1995. The 1997 increase is attributable to gross additions to plant resulting from the Company's strategic objective to remain a forerunner in the implementation of new technology. The higher rate for 1996 results from determining rates under generally accepted accounting principles. See Item 7, Extraordinary Item, on page 15. The rate does not include the extraordinary charge in 1995. Due to changes in technology, customer growth, and usage demand, an agreement was made with AT&T to install a system with digital and analog capacity in order to increase capacity and performance. This new system became operational in April 1995.

     Other operating expenses were $96,383,000 in 1997, $93,105,000 in 1996, and $85,755,000 in 1995. The increases amounted to 3.5% in 1997 and 8.6% in 1996. The 1997 increase was due, in part, to expenses incurred for repairing the damages resulting from a severe October snowstorm. Costs of goods and services sold increased in both 1997 and 1996, resulting from increased product sales and greater discounts. Sales commissions and other costs of acquiring cellular customers also increased each year. The 1996 increase was due primarily to an increase in commissions for a new directory yellow pages contract, growth in cellular operations, and software upgrades to central office switches.

     Non-recurring restructuring charges, $1,552,000 from the operator services force reduction in September 1995 and $19,663,000 from the voluntary early retirement program recognized in December 1995, increased operating expenses $21,215,000 in 1995.

     In July 1995, Telco announced its decision to reduce its operator service work force from 140 to approximately 50 employees by the end of 1995. Retirement and separation incentives and out-placement services were offered to the affected employees. As a result, Telco recognized a pre-tax restructuring charge in 1995 of $1,552,000, $937,000 net of tax.

     In November 1995, the Company offered a voluntary early retirement program to eligible employees in an effort to position itself for the long term. The existing Pension Plan was enhanced by adding five years to both age and net credited service for eligible employees. In addition to normal pension payments, lump-sum payments and supplemental monthly payments will be provided. A total of 319 management and non-management employees of Telco accepted the offering. Telco recorded a reduction to its pension asset, the source of funding for the program, and recognized a pre-tax restructuring charge of $19,663,000, $11,854,000 after tax, in 1995. Because the entire restructuring charge for the work force reduction was recorded in December 1995, and because the enhanced pension payments are paid through Telco's pension fund, there has been no further financial impact to Telco.

     Taxes, other than payroll and income, are principally local property taxes. These taxes amounted to $3,579,000 in 1997, compared to $3,396,000 in 1996 and $3,125,000 in 1995.

     Income Taxes

     Income tax expenses in 1997 were $24,742,000, compared to $22,053,000 in 1996 and $13,653,000 in 1995. Income tax expense has remained proportionate to taxable income over the three-year period.

     Extraordinary Item (Net of Income Tax) - FAS71

     Financial Accounting Standard (FAS) 71, "Accounting for the Effects of Certain Types of Regulation," generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs by charging its customers rates prescribed by regulators and that competition will not threaten the recovery of those costs. Having achieved price regulation and recognizing potential increased competition, the Company decided, in the fourth quarter of 1995, that the principles prescribed by FAS 71 were no longer applicable. As a result of that decision, a non-cash, extraordinary charge of approximately $16,516,000, net of an income tax benefit of approximately $9,351,000 was incurred in December 1995.

     An increase to accumulated depreciation of approximately $13,305,000 after tax was necessary as the estimated useful lives prescribed by regulators were not appropriate considering the rapid rate of technological changes in the telecommunications industry. This increase to accumulated depreciation was determined by performing a study which identified inadequate accumulated depreciation levels by individual asset categories.
 The estimated useful lives of these individual asset categories were shortened to more closely reflect economically realistic lives.

     Upon adoption of FAS 109, "Accounting for Income Taxes," in 1993, adjustments were required to adjust excess deferred tax levels to the currently enacted statutory rates as regulatory liabilities and regulatory assets were recognized on the cumulative amount of tax benefits previously flowed through to ratepayers. These tax-related regulatory assets and liabilities were grossed up for the tax effect anticipated when collected at future rates. At the time the application of FAS 71 was discontinued, the tax-related regulatory assets and regulatory liabilities were eliminated with a net after-tax charge of $3,211,000, and the related deferred taxes were adjusted to reflect application of FAS 109 consistent with deregulated entities.

                      LIQUIDITY AND CAPITAL RESOURCES

     Construction

     Telco is continuing to invest in new technology. Net cash expenditures for capital additions to property and equipment amounted to $33,230,000 in 1997, $36,015,000 in 1996, and $37,270,000 in 1995. Cash
provided by operating activities, less dividends, exceeded net capital additions in 1997 and 1996. Net capital additions exceeded cash provided by operating activities less dividends paid in 1995. Gross additions to telephone property and equipment are expected to be approximately

$52,298,000 in 1998. The increase in 1998 is due in part to additions and upgrades of cellular equipment and additions to electronic switching equipment. The Company anticipates funding this construction primarily from operating activities, existing temporary investments, and debt.

     The Company entered into a contract with Northern Telecom Inc. to upgrade Telco's electronic switching equipment over the next five years requiring a cash outlay of $20.9 million over the five-year period. Among its many benefits, the replacement equipment will provide the capability to offer the same services throughout Telco's entire service area. Software will only be needed in three host switches, which will be a significant reduction from the fifteen switches operating at the present time.

     Cash and Cash Equivalents

     Telco had cash, cash equivalents, and temporary investments of $24,666,000 and $24,552,000 at December 31, 1997 and 1996, respectively.
There were no short-term borrowings during 1997.

     Net cash provided by operating activities for the year ended December 31, 1997, decreased to 62.6 million from 69.8 million during 1996 and increased from 59.0 million in 1995. The 1997 decrease from 1996 was primarily attributable to a $6.0 million increase in accounts receivable and a 5.2 million decrease in accounts payable. These decreases were offset by the 4.4 million increase in net income and a 1.6 million increase in depreciation and amortization, a noncash expense. The 1996 increase from 1995 was primarily attributable to an increase in net income of $29.7 million, a $9.9 million decrease in accounts receivable, an increase in depreciation and amortization of $4.1 million and a $5.1 million decrease in other liabilities. An extraordinary item of $16.5 million and a restructuring charge of $21.2 million, both occurring in 1995, offset these increases.

Net cash used for investing activities for the year ended December 31, 1997, decreased to $30.3 million from $31.3 million for the year ended December 31,1996, which increased over the 1995 amount of $30.1 million. The 1997 decrease was primarily due to decreased property and equipment expenditures, offset by a decrease in net sale of temporary investments. The 1996 increase was primarily due to an increase in net sale of temporary investments, offset by a decrease in property and equipment expenditures. Expenditures for property and equipment decreased to $34.0 million for 1997, compared to $37.0 million in 1996, and $39.4 million in 1995.

     Net cash used in financing activities in the year ended December 31, 1997, totaled $29.2 million compared to $34.2 million in the year ended December 31, 1996 and $32.7 million in 1995. The 1997 decrease was primarily due to the receipt of $22.0 million in proceeds from the issuance of notes payable and long-term debt.

                  COMPETITION AND REGULATORY ENVIRONMENT

     See Competition and Regulatory Environment Section of Management's Discussion and Analysis, pages 51-53 of 1997 Annual Report to Stockholders, and as filed on the Company's Form 8-K dated March 20, 1998.

                                 YEAR 2000

     See Year 2000 Section of Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company, page 53 of 1997 Annual Report to Stockholders, and as filed on the Company's Form 8-K dated March 20, 1998. Since publication of the 1997 Annual Report to Shareholders, further information regarding Year 2000 compliance has become available. The current estimate of reprogramming costs is approximately 40,000 person hours at an approximate cost of $1.5 million. To date, 9,500 hours of labor have been completed. All switching equipment will be Year 2000 compliant without any significant cost to the Company. The estimated costs are not expected to significantly affect operating results or the financial condition of the Company in 1998 and 1999.

                         ACCOUNTING PRONOUNCEMENTS

     See Accounting Pronouncements Section of Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company, page 54 of 1997 Annual Report to Stockholders, and as filed on the Company's Form 8-K dated March 20, 1998.

Item 8.   Financial Statements and Supplementary Data
------
          A.  ALIANT COMMUNICATIONS INC.

              See 1997 Annual Report to Stockholders, pages 16-42 and 55-59 for consolidated financial statements and notes to consolidated financial statements, and as filed on the Company's Form 8-K dated March 20, 1998.

              See pages S-1 through S-9 herein for other required financial statement schedules.

          B.  ALIANT COMMUNICATIONS CO.

              See pages F-1 through F-25 herein for financial statements, notes to financial statements, and other required financial statement schedules.

Item 9.   Changes In and Disagreements with Accountants on Accounting
------    and Financial Disclosure

          None

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
-------
Item 11.  Executive Compensation
-------
Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------
Item 13.  Certain Relationships and Related Transactions
-------
          Information required under Items 10, 11, 12, and 13 is included in the Registrant's Proxy Statement dated March 20, 1998, on pages 1 (commencing under the caption "Outstanding Shares and Voting Rights") through 16, and page 17 (the first paragraph commencing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"). Such information is incorporated herein by reference and applies to both the Company and Telco.

          Certain information regarding Executive Officers of the Registrant required by Item 401 of Regulation S-K is included in Part I of this Annual Report on Form 10-K in Item 4a.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------

(a)  The following documents are filed as part of this report:
                                                             Page(s)
                                                         in 1997 Annual
                                                     Report to Stockholders
                                                     ----------------------
1.  Financial Statements:
     Independent Auditors' Report                                16
     Consolidated Balance Sheets, December 31,
      1997 and 1996                                              17
     Consolidated Statements of Earnings
          Years ended December 31, 1997, 1996, and 1995          18
     Consolidated Statements of Stockholders' Equity
          Years ended December 31, 1997, 1996, and 1995          20
     Consolidated Statements of Cash Flows
          Years ended December 31, 1997, 1996, and 1995          21
     Notes to Consolidated Financial Statements,
          December 31, 1997, 1996, and 1995                     23-42
     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                       43-54

2.  Financial Statement schedules required by Item 8 of this form.
                                                                Page(s)
                                                            in this Annual
                                                           Report Form 10-K
                                                           ----------------
     Independent Auditors' Report                                 S-3

     Schedule I - Condensed Financial Information of
      Parent Company:
        Balance Sheets - December 31, 1997 and 1996               S-4
        Statements of Earnings - Years ended December 31,
         1997, 1996, and 1995                                     S-5
        Statements of Stockholders' Equity - Years ended
         December 31, 1997, 1996, and 1995                        S-6
        Statements of Cash Flows - Years ended December 31,
         1997, 1996, and 1995                                  S-7 & S-8

     Schedule II - Valuation and Qualifying Accounts -
      Years ended December 31, 1997, 1996, and 1995               S-9

     All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the consolidated financial statements and notes thereto.

(b)  Reports on Form 8-K

     Current report on Form 8-K as filed on November 18, 1997, reporting the Registrant's filing of an application with the NPSC proposing several rate adjustments.

     Current report on Form 8-K as filed on December 19, 1997, reporting the Registrant's announcement that it has entered into a definitive agreement with 360 by which a wholly owned subsidiary of Aliant will acquire 360's 50% ownership interest in Omaha Cellular General Partnership (OCGP), subject to FCC approval.

     Current report on Form 8-K as filed on March 20, 1998, reporting the Registrant's consolidated balance sheets as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, along with the Independent Auditor's Report thereon of KPMG Peat Marwick. Also reported was the Registrant's 1997 Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Current report on Form 8-K as filed on March 23, 1998, reporting the Registrant's announcement that it intends to offer $100,000,000 aggregate principal amount of debt securities.

(c)  Exhibits

     Exhibit 3:  Articles of Incorporation and By-Laws

                 (3.1) Company's Articles of Incorporation as amended effective September 3, 1996 (incorporated by reference to Exhibit 3(i) of the Company's Quarterly Report on Form 10-Q for the quarter ended ended June 30, 1996).
                        Telco's Certificate of Incorporation as amended effective September 3, 1996 (incorporated by reference to Exhibit 3(i) of Telco's Quarterly Report on Form 10-Q for the quarter ended June 30,
                        1996).

                 (3.2) Company By-Laws as amended November 19, 1997, (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, filed February 23, 1998 [Reg. No. 333-46751]).
                        Telco By-Laws as amended November 19, 1997.

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

                 (4.4) The Indenture issued by the former The Lincoln Telephone and Telegraph Company (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31,
                        1993).

                 (4.5) Supplemental Indenture Eleven dated June 1, 1990, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
                        1990).

                 (4.6) Credit agreement dated August 8, 1995, between the Company and The Bank of Tokyo-Mitsubishi, Ltd. filed herewith. The Registrant has in place other credit facilities which, pursuant to Item 601(4)(iii)(A) of Regulation S-K, the Registrant is not required to file. The Registrant undertakes and agrees to furnish a copy of the agreements relating to these credit facilities to the Securities and Exchange Commission upon request.

                 (4.7) Form of Indenture between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, filed February 23, 1998 [Reg. No. 333-46751]).

     Exhibit 10: Material Contracts

                 (10.1) The 1989 Stock and Incentive Plan, incorporated by
                        reference to Exhibit - Form S-8, File 33-39551, effective March 22, 1991, and is incorporated herein by this reference.

                 (10.2) A form of the Executive Benefit Plan agreement, as
                        amended through January 1, 1993, provided to the executive officers and director-level managers of the Company and its affiliates, and a form of the Key Executive Employment and Severance Agreement provided to the executive officers of the Corporation and its affiliates on December 23, 1987, was filed as an exhibit to the Company's Form 10-K for the year ending December 31, 1992, and is incorporated herein by reference.

     Exhibit 13: Annual Report to Stockholders

                 Filed as an exhibit to this Report on Form 10-K and incorporated as indicated herein by reference.

     Exhibit 21: Subsidiaries of the Registrant

                 The Company owns all the outstanding common stock of Telco, Cellular, Systems, Prairie, Midwest, and Network. See pages 48-51, 1997 Annual Report to Stockholders, (Exhibit 13, filed with this report).

     Exhibit 23: Accountants' Consent

     Exhibit 24: Powers of Attorney

     Exhibit 27: Financial Data Schedule
                   Aliant Communications Inc.
                   Aliant Communications Co.

(d) The required schedules are filed as part of Item 14(a)2 of this report.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALIANT COMMUNICATIONS INC. AND ALIANT COMMUNICATIONS CO.

By      /s/ Robert L. Tyler                         Date  March 31, 1998
        --------------------------------------            --------------
        Robert L. Tyler, Senior Vice President
        and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                  Title                    Date
          ---------                  -----                    ----
     Duane W. Acklie               Director
     William W. Cook, Jr.          Director
     Terry L. Fairfield            Director
     John Haessler                 Director
     Charles R. Hermes             Director              March 31, 1998
     Paul C. Schorr, III           Director
     William C. Smith              Director
     James W. Strand               Director
     Charles N. Wheatley           Director      By  /s/ Michael J. Tavlin
     Thomas C. Woods, III          Director          ----------------------
     Lyn Wallin Ziegenbein         Director          Attorney-in-Fact


    /s/ Frank H. Hilsabeck        Principal Executive
    ----------------------        Officer and Director
    Frank H. Hilsabeck

    /s/ Robert L. Tyler           Principal Financial
    ----------------------        Officer
    Robert L. Tyler


    /s/ Michael J. Tavlin         Officer
    ----------------------
    Michael J. Tavlin

KPMG

ALIANT COMMUNICATIONS INC.

Independent Auditors' Report and Schedules
Form 10-K Securities and Exchange Commission

December 31, 1997, 1996 and 1995

(With Independent Auditors' Report Thereon)

ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES

Index to Schedules Filed

--------------------------------------------------------------------------

                                                                  Schedule

Independent Auditors' Report

Condensed Financial Information of Parent Company:
     Balance Sheets - December 31, 1997 and 1996                      I
     Statements of Earnings - Years ended December 31,
      1997, 1996 and 1995                                             I
     Statements of Stockholders' Equity - Years ended
      December 31, 1997, 1996 and 1995                                I
     Statements of Cash Flows - Years ended December 31,
      1997, 1996 and 1995                                             I

Valuation and Qualifying Accounts - Years ended December 31,
 1997, 1996 and 1995                                                 II

All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the consolidated financial statements and notes thereto.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Aliant Communications Inc.:


Under date of February 6, 1998, we reported on the consolidated balance sheets of Aliant Communications Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index.
 These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP

Lincoln, Nebraska
February 6, 1998

ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES                     Schedule I

Balance Sheets
(Parent Company Only)

December 31, 1997 and 1996

                                                            1997      1996
(Dollars in thousands)
Current assets:
  Cash and cash equivalents                              $   2,982       127
  Other current assets                                      15,641     9,069
                                                           -------   -------
          Total current assets                              18,623     9,196

Investment in subsidiaries                                 190,930   168,251

Note receivable from subsidiary                             47,728    42,502

Other assets                                                10,588     3,539

Goodwill, net of amortization                              118,287   121,627
                                                           -------   -------
                                                         $ 386,156   345,115
                                                           =======   =======

Current liabilities:
  Note payable                                           $  11,000       -
  Current installments of long-term debt                     8,000     4,000
  Other current liabilities                                 13,456    12,751
                                                           -------   -------
          Total current liabilities                         32,456    16,751

Deferred credits                                               702       797

Long-term debt                                              50,000    49,000

Stockholders' equity:
  Common stock                                               9,144     9,240
  Premium on common stock                                   95,748   102,257
  Retained earnings                                        203,064   174,172
  Treasury stock                                            (4,958)   (7,102)
                                                           -------   -------
          Total stockholders' equity                       302,998   278,567
                                                           -------   -------
                                                         $ 386,156   345,115
                                                           =======   =======

(Continued)

ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES                  Schedule I, cont.

Statements of Earnings
(Parent Company Only)
Years ended December 31, 1997, 1996 and 1995

                                                    1997      1996      1995
                                                     (Dollars in thousands)
Income:
  Equity in earnings of subsidiaries            $ 55,179    47,257    11,662
  Interest income:
    Subsidiary                                     5,226     4,654     4,144
    Other investments                              1,597       775     2,190
                                                  ------    ------    ------
                                                  62,002    52,686    17,996

Interest expense and other deductions              8,627     7,497     4,229
                                                  ------    ------    ------
          Earnings before income taxes            53,375    45,189    13,767

Income tax expense                                   561       460     1,479
                                                  ------    ------    ------
          Net earnings                          $ 52,814    44,729    12,288
                                                  ======    ======    ======

(Continued)

ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES                 Schedule I, cont.

Statements of Stockholders' Equity
(Parent Company Only)

Years ended December 31, 1997, 1996 and 1995

                                                    1997      1996      1995
                                                     (Dollars in thousands)
Common stock:
  Beginning of year                            $   9,240     9,312     8,245
  Issuance of common stock                           -         -       1,067
  Purchase of common stock                           (96)      (72)      -
                                                 -------   -------   -------
  End of year                                      9,144     9,240     9,312
                                                --------   -------   -------

Premium on common stock:
  Beginning of year                              102,257   106,822    37,481
  Issuance of common stock                           -         -      69,341
  Purchase of common stock                        (6,509)   (4,565)      -
                                                 -------   -------   -------
  End of year                                     95,748   102,257   106,822
                                                 -------   -------   -------

Retained earnings:
  Beginning of year                              174,172   151,754   159,143
  Net earnings                                    52,814    44,729    12,288
  Dividends declared                             (23,922)  (22,311)  (19,677)
                                                 -------   -------   -------
  End of year                                    203,064   174,172   151,754
                                                 -------   -------   -------

Treasury stock:
  Beginning of year                               (7,102)   (8,343)   (8,434)
  Net sales                                        2,144     1,241        91
                                                 -------   -------   -------
  End of year                                     (4,958)   (7,102)   (8,343)
                                                 -------   -------   -------
          Total stockholders' equity           $ 302,998   278,567   259,545
                                                 =======   =======   =======

(Continued)

ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES                 Schedule I, cont.
Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 1997, 1996 and 1995
                                                    1997      1996      1995
                                                     (Dollars in thousands)
Cash flows from operating activities:
  Net earnings                                  $ 52,814    44,729    12,288
                                                  ------    ------    ------
  Adjustments to reconcile net earnings to
   net cash used for operating activities:
     Increase in note receivable                  (5,226)   (4,654)   (4,144)
     Amortization                                  3,340     3,168     1,570
     Equity in earnings of subsidiaries          (55,179)  (47,257)  (11,662)
     Restructuring charge                            -         -           8
     Changes in assets and liabilities
      resulting from operating activities:
        Other current assets                      (5,322)      199      (616)
        Other current liabilities                    380     2,623     1,450
        Deferred credits                             (95)     (140)      167
                                                  ------    ------    ------
          Total adjustments                      (62,102)  (46,061)  (13,227)
                                                  ------    ------    ------
          Net cash used for operating
           activities                             (9,288)   (1,332)     (939)
                                                  ------    ------    ------
Cash flows from investing activities:
  Net sales of temporary investments                 -       1,600     2,680
  Net sales (purchases) of investments
   and other assets                               (7,049)      224      (830)
  Purchase of Aliant Cellular Inc., net              -         -      (1,606)
                                                  ------    ------    ------
          Net cash provided by investing
           activities                             (7,049)    1,824       244
                                                  ------    ------    ------
Cash flows from financing activities:
  Dividends to stockholders                      (23,597)  (21,978)  (18,713)
  Proceeds from long-term debt                    11,000       -         -
  Proceeds from note payable                      11,000       -         -
  Payments on notes payable                          -         -      (6,000)
  Payments on long-term debt                      (6,000)   (7,000)      -
  Net sales (purchases) of common and
   treasury stock                                 (4,461)   (3,396)       91
  Dividends from subsidiaries                     31,250    28,250    26,500
                                                  ------    ------    ------
          Net cash provided by (used for)
           financing activities                   19,192    (4,124)    1,878
                                                 -------    ------    ------
Increase (decrease) in cash and
 cash equivalents                                  2,855    (3,632)    1,183

Cash and cash equivalents at beginning of year       127     3,759     2,576
                                                  ------    ------    ------
(Continued)

ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES             Schedule I,cont.

Statements of Cash Flows, Continued
(Parent Company Only)
Years ended December 31, 1997, 1996 and 1995

                                                    1997      1996      1995
                                                     (Dollars in thousands)

Cash and cash equivalents at end of year        $  2,982       127     3,759
                                                  ======    ======    ======

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                     $ 3,675     3,491     2,182
                                                   =====     =====     =====
    Income taxes                                 $   729       223     1,892
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
                                                  =======

ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES                      Schedule II
Valuation and Qualifying Accounts
Years ended December 31, 1997, 1996 and 1995

                                                     Addition
                                         Additions   due to    Deductions
                             Balance at  charged to  purchase     from     Balance
                             beginning   costs and   of Aliant  allowance  at end
         Description          of year    expenses    Cellular    (note)    of year
                                            (Dollars in thousands)
Year ended December 31, 1997,
  Allowance deducted from
  asset accounts, allowance
  for doubtful receivables    $1,015         960        -        1,348        627
                               =====       =====       ===       =====      =====
Year ended December 31, 1996,
  Allowance deducted from
  asset accounts, allowance
  for doubtful receivables    $  754       1,175        -          914      1,015
                               =====       =====       ===       =====      =====

Year ended December 31, 1995,
  Allowance deducted from
  asset accounts, allowance
  for doubtful receivables    $  459         820       272         797        754
                               =====       =====       ===       =====      =====


Note:  Customers' accounts written-off, net of recoveries.

KPMG

ALIANT COMMUNICATIONS CO.

Financial Statements

December 31, 1997, 1996 and 1995

(With Independent Auditors' Report Thereon)

KPMG Peat Marwick LLP

233 South 13th Street, Suite 1600
Lincoln, NE 68508-2041

Two Central Park Plaza
Suite 1501
Omaha, NE 68102

                       Independent Auditors' Report

The Board of Directors
Aliant Communications Co.:

We have audited the accompanying balance sheets of Aliant Communications Co. as of December 31, 1997 and 1996, and the related statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aliant Communications Co. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in note 2 to the financial statements, the Company discontinued applying the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1995.

                                    /s/ KPMG Peat Marwick LLP

February 6, 1998

                        ALIANT COMMUNICATIONS CO.
                              Balance Sheets
                       December 31, 1997 and 1996
                    Assets                                    1997      1996
                                                          (Dollars in thousands)
Current assets:
  Cash and cash equivalents                              $  20,973    17,865
  Temporary investments, at cost                             3,693     6,687
  Receivables, net of allowance for doubtful
   receivables of $335,000 in 1997 and $159,000 in 1996     30,045    26,966
  Materials, supplies and other assets                       7,497     5,398
  Due from affiliated company                                  465     1,987
                                                           -------   -------
          Total current assets                              62,673    58,903
                                                           -------   -------
Property and equipment                                     523,106   496,814
  Less accumulated depreciation and amortization           306,607   274,909
                                                           -------   -------
          Net property and equipment                       216,499   221,905
Investments and other assets                                   471       409
Deferred income taxes                                          351       -
Deferred charges                                            16,761    12,427
                                                           -------   -------
                                                         $ 296,755   293,644
                                                           =======   =======

     Liabilities and Stockholder's Equity
Current liabilities:
  Accounts payable and accrued expenses                     37,631    43,536
  Income taxes payable                                         984     3,374
  Dividends payable                                          8,056     7,056
  Advance billings and customer deposits                     8,407     7,056
                                                           -------   -------
          Total current liabilities                         55,078    61,022
                                                           -------   -------
Deferred credits:
  Unamortized investment tax credits                         1,209     1,929
  Deferred income taxes                                        -       1,310
  Other                                                     53,348    51,937
                                                           -------   -------
          Total deferred credits                            54,557    55,176
Long-term debt                                              44,000    44,000
Preferred stock, 5%, redeemable                              4,499     4,499
Stockholder's equity                                       138,621   128,947
                                                           -------   -------
                                                         $ 296,755   293,644
                                                           =======   =======

See accompanying notes to financial statements.

                         ALIANT COMMUNICATIONS CO.
                          Statements of Earnings
               Years ended December 31, 1997, 1996 and 1995

                                                     1997      1996      1995
                                                       (Dollars in thousands)
Operating revenues:
  Telephone revenues:
   Local network services                       $  80,825    74,878    71,491
   Access services                                 57,621    56,746    53,653
   Long distance services                          10,492    12,260    13,376
   Other wireline communication services           29,476    25,105    23,291
                                                  -------   -------   -------
          Total telephone                         178,414   168,989   161,811
  Wireless communications services                 22,507    18,710    14,060
  Telephone equipment sales and services            6,772     6,907     7,432
                                                  -------   -------   -------
          Total operating revenues                207,693   194,606   183,303
                                                  -------   -------   -------
Operating expenses:
  Depreciation                                     38,635    36,989    32,859
  Other operating expenses                         96,383    93,105    85,755
  Restructuring charges                               -         -      21,215
  Taxes, other than payroll and income              3,579     3,396     3,125
                                                  -------   -------   -------
          Total operating expenses                138,597   133,490   142,954
                                                  -------   -------   -------
          Operating income                         69,096    61,116    40,349
                                                  -------   -------   -------
Non-operating income and expense:
  Income from interest and other investments        1,585     1,736     3,395
  Interest expense and other deductions             6,040     5,271     7,766
                                                  -------   -------   -------
          Net nonoperating expense                  4,455     3,535     4,371
                                                  -------   -------   -------
Income before income taxes and
 extraordinary item                                64,641    57,581    35,978
Income taxes                                       24,742    22,053    13,653
                                                  -------   -------   -------
          Income before extraordinary item         39,899    35,528    22,325
Extraordinary item                                    -         -     (16,516)
                                                  -------   -------   -------
          Net income                               39,899    35,528     5,809
Preferred dividends                                   225       225       225
                                                  -------   -------   -------
          Earnings available for common shares $   39,674    35,303     5,584
                                                  =======   =======   =======

See accompanying notes to financial statements.

                        ALIANT COMMUNICATIONS CO.
                   Statements of Stockholder's Equity
              Years ended December 31, 1997, 1996 and 1995

                                                     1997      1996      1995
                                                      (Dollars in thousands)
Stockholder's equity:
  Common stock of $3.125 par value per share.
   Authorized 10,000 shares; issued
    1,000 shares                                $       3         3         3
                                                  -------   -------   -------
  Premium on common stock                          32,492    32,492    32,492
                                                  -------   -------   -------
  Retained earnings:
   Beginning of year                               96,452    87,649   106,565
   Net income                                      39,899    35,528     5,809
   Dividends declared:
    5% cumulative preferred - $5.00 per share        (225)     (225)     (225)
    Common - $30,000 per share in 1997,
     $26,500 per share in 1996 and
     $24,500 per share in 1995                    (30,000)  (26,500)  (24,500)
                                                  -------   -------   -------
   End of year                                    106,126    96,452    87,649
                                                  -------   -------   -------

          Total stockholder's equity            $ 138,621   128,947   120,144
                                                  =======   =======   =======

See accompanying notes to financial statements.

                                         F-5

                         ALIANT COMMUNICATIONS CO.
                         Statements of Cash Flows
               Years ended December 31, 1997, 1996 and 1995
                                                      1997      1996      1995
                                                       (Dollars in thousands)
Cash flows from operating activities:
  Net income                                      $ 39,899    35,528     5,809
                                                    ------    ------    ------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                  38,666    37,020    32,891
     Extraordinary item                                -         -      16,516
     Restructuring changes                             -         -      21,215
     Deferred income taxes                          (1,661)   (3,459)   (6,949)
     Changes in assets and liabilities resulting
      from operating activities:
        Receivables                                 (3,079)    2,911    (7,006)
        Other assets                                (4,938)   (4,343)   (3,438)
        Accounts payable and accrued expenses       (5,905)     (692)    2,231
        Other liabilities                             (347)    2,879    (2,226)
                                                    ------    ------    ------
          Total adjustments                         22,736    34,316    53,234
                                                    ------    ------    ------
          Net cash provided by operating activities 62,635    69,844    59,043
                                                    ------    ------    ------
Cash flows used for investing activities:
  Expenditures for property and equipment          (34,017)  (36,954)  (39,384)
  Net salvage on retirements                           787       939     2,114
                                                    ------    ------    ------
          Net capital additions                    (33,230)  (36,015)  (37,270)
  Purchases of investments and other assets, net       (66)      (73)   (1,415)
  Purchases of temporary investments                (1,331)  (10,175)   (4,417)
  Maturities and sales of temporary investments      4,325    15,013    13,010
                                                    ------    ------    ------
          Net cash used for investing activities   (30,302)  (31,250)  (30,092)
                                                    ------    ------    ------
Cash flows used for financing activities:
  Dividends to stockholders                        (29,225)  (26,225)  (23,725)
  Payments on note payable to bank                     -      (8,000)   (9,000)
                                                    ------    ------    ------
          Net cash used in financing activities    (29,225)  (34,225)  (32,725)
                                                    ------    ------    ------
Net increase (decrease) in cash and cash
 equivalents                                         3,108     4,369    (3,774)
Cash and cash equivalents, beginning of year        17,865    13,496    17,270
                                                    ------    ------    ------
Cash and cash equivalents, end of year            $ 20,973    17,865    13,496
                                                    ======    ======    ======

(CONTINUED)

                         ALIANT COMMUNICATIONS CO.
                     Statements of Cash Flows (Cont'd)
               Years ended December 31, 1997, 1996 and 1995

                                                      1997      1996      1995
                                                       (Dollars in thousands)

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                      $  4,417     4,537     5,349
                                                    ======    ======    ======
    Income taxes                                  $ 29,517    22,446    23,431
                                                    ======    ======    ======
See accompanying notes to financial statements.

ALIANT COMMUNICATIONS CO.
Notes to Financial Statements
December 31, 1997, 1996 and 1995

 (1)  Summary of Significant Accounting Policies

          General

     All of the outstanding common stock of Aliant Communications Co. (the Company) is owned by Aliant Communications Inc., (the Parent). The Company provides local and long-distance telephone service in 22 southeastern counties of Nebraska and cellular telecommunication service in the Lincoln, Nebraska Metropolitan Statistical Area.

     Effective December 31, 1995, the Company discontinued accounting for its operations under the provisions of Statement of Financial Accounting Standards (FAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (see note 2).

          Property and Equipment

     Property and equipment is stated at cost. Replacements and renewals of items considered to be units of property are charged to the property and equipment accounts. Maintenance and repairs of units of property and replacements and renewals of items determined to be less than units of property are charged to expense. Property and equipment retired or otherwise disposed of in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation. The Company capitalizes estimated costs of debt and equity funds used for construction purposes. No significant costs were capitalized during the three years ended December 31, 1997. Depreciation on property and equipment is determined by using the straight-line method based on estimated service and remaining lives.

          Income Taxes

     The Company files a consolidated income tax return with the Parent and the Parent's other subsidiaries. The Company's share of the consolidated tax liability is determined by computing the Company's liability as if a separate return had been filed.

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Investment tax credits related to telephone property and equipment were deferred and are being taken into income over the estimated useful lives of such property and equipment.

          Retirement Benefits

     The Company has a noncontributory qualified defined benefit pension plan which covers substantially all employees of the Parent and its subsidiaries. The Parent also has a qualified defined contribution profit-sharing plan which covers substantially all employees. Costs of the pension and profit-sharing plans are funded as accrued.

          Revenue Recognition

     Telephone and wireless revenues are recognized when earned and are primarily derived from usage of the Company's network and facilities. For all other operations, revenue is recognized when products are delivered or services are rendered to customers.

          Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers all temporary investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents of approximately $17.5 million and $13.2 million at December 31, 1997 and 1996, respectively, consist of short-term fixed income securities.

          Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (2)  Extraordinary Item - Discontinuance of Regulatory Accounting
      Principles

     FAS No. 71 generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs by charging its customers rates prescribed by regulators and that competition will not threaten the recovery of those costs. Having achieved price regulation and recognizing potential increased competition, the Company concluded, in the fourth quarter of 1995, that the principles prescribed by FAS No. 71 were no longer applicable.

     As a result of the Company's conclusion, a noncash, extraordinary charge of approximately $16.5 million, net of an income tax benefit of approximately $9.4 million, was recorded in December 1995. The following table summarizes the extraordinary charge:

                                                 Pre-tax    After-tax
                                                (Dollars in thousands)
       Increase to accumulated depreciation      $ 22,069       13,305
       Elimination of net regulatory assets         3,799        3,211
                                                   ------       ------
         Total extraordinary charge              $ 25,868       16,516
                                                   ======       ======

     The increase to accumulated depreciation of approximately $13.3 million after-tax was necessary as the estimated useful lives prescribed by regulators were not appropriate considering the rapid rate of technological change in the telecommunications industry. The increase to accumulated depreciation was determined by performing a study which identified inadequate accumulated depreciation levels by individual asset categories. The estimated useful lives of these individual asset categories were shortened to more closely reflect economically realistic lives.

     On adoption of FAS No. 109, "Accounting for Income Taxes," in 1993, adjustments were required to adjust excess deferred tax levels to the currently enacted statutory rates as regulatory liabilities and regulatory assets were recognized on the cumulative amount of tax benefits previously flowed through to ratepayers. These tax-related regulatory assets and liabilities were grossed up for the tax effect anticipated when collected at future rates. At the time the application of FAS No. 71 was discontinued, the tax-related regulatory assets and regulatory liabilities were eliminated and the related deferred taxes were adjusted to reflect application of FAS No. 109 consistent with unregulated entities.

 (3)  Property and Equipment

     The table below summarizes the property and equipment at December 31, 1997 and 1996:

                                         1997                  1996
                                  -------------------   -------------------
                                         Accumulated           Accumulated
                                         depreciation          depreciation
                                             and                   and
        Classification            Cost   amortization   Cost   amortization
                                          (Dollars in thousands)
      Land                     $   2,794        -        2,794        -
      Buildings                   28,299     13,025     27,859     12,242
      Equipment                  473,280    287,914    449,177    257,751
      Motor vehicles and other
        work equipment            12,822      5,668     11,842      4,916
                                 -------    -------    -------    -------
           Total in service      517,195    306,607    491,672    274,909
      Under construction           5,911        -        5,142        -
                                 -------    -------    -------    -------
                               $ 523,106    306,607    496,814    274,909
                                 =======    =======    =======    =======

     The composite depreciation rate for property and equipment was 7.7% in 1997, 7.8% in 1996 and 7.2% in 1995. The rate does not include the extraordinary charge in 1995.

     Construction expenditures for 1998 are expected to approximate $52.3 million. The Company anticipates funding construction from operating activities, existing temporary investments, and debt financings.

     Substantially all telephone property and equipment, with the exception of motor vehicles, is mortgaged or pledged to secure the first mortgage bonds. Under certain circumstances, as defined in the bond indenture, all assets become subject to the lien of the indenture.

 (4)  Temporary Investments

     All of the Company's investments in debt and equity securities are classified as available for sale. The Company does not invest in securities classified as held to maturity or trading securities. The table on the following page sets forth certain fair value information

                                               Gross unrealized  Estimated
                                   Amortized   ----------------    market
            1997                     cost      Gains   Losses       value
                                            (Dollars in thousands)
      U. S. government obligations  $   800      13       -          813
      U. S. government agency
        obligations                   2,467      36      (31)      2,472
      Corporate debt securities         426       2      (19)        409
                                     ------     ---      ---      ------
                                    $ 3,693      51      (50)      3,694
                                      =====     ===      ===       =====
            1996
      U. S. government obligations    2,663      14      (12)      2,665
      U. S. government agency
        obligations                   3,400      32      (60)      3,372
      Corporate debt securities         624      15      (32)        607
                                     ------     ---      ---      ------
                                   $  6,687      61     (104)      6,644
                                     ======     ===      ===      ======

     The net unrealized gain (loss) on investments available for sale is not reported separately as a component of stockholder's equity due to its insignificance to the balance sheet at December 31, 1997 and 1996.

     The amortized cost and estimated market value of debt securities at December 31, 1997 and 1996, by contractual maturity, are shown below. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         1997                 1996
                                 --------------------  --------------------
                                            Estimated             Estimated
                                 Amortized    market   Amortized   market
                                    cost      value       cost      value
                                          (Dollars in thousands)
     Due after three months
       through five years       $  1,356      1,379      1,182     1,192
     Due after five years
       through ten years           1,827      1,792      3,801     3,725
     Thereafter                      510        523      1,704     1,727
                                  ------     ------     ------    ------
                                $  3,693      3,694      6,687     6,644
                                  ======     ======     ======    ======

     The gross realized gains and losses on the sale of securities were insignificant to the financial statements for the years ended December 31, 1997, 1996 and 1995.

 (5)  Redeemable Preferred Stock

     The Company has 5% preferred stock with $100 par value per share. The preferred stock is cumulative, nonvoting, nonconvertible and redeemable solely at the Company's option at $105 per share, for a liquidating amount of $4,724,000, plus accrued dividends. There were 44,991 shares outstanding for each of the years ended December 31, 1997, 1996 and 1995.

 (6)  Dividend Reinvestment and Stock Purchase Plan

     The Company's parent has an employee and stockholder dividend reinvestment and stock purchase plan (Plan) which is available to the Company's employees.

     Stock for the Plan is purchased on the open market by the Plan's administrator. The basis for the purchase price of the stock allocated to the Plan participants is the average price paid by the administrator during the five-day trading period preceding and including the dividend payment date. Employee purchases are at 95% of such price while purchases by nonemployee participants are at 100% of such price.

     Participants in the Plan may use cash dividends declared on stock owned and optional cash contributions to purchase additional stock.

     Expenses incurred by the Company related to the Plan were approximately $24,000, $29,000 and $28,700 in 1997, 1996 and 1995,
respectively.

 (7)  Long-Term Debt

     Long-term debt at December 31, 1997 and 1996 consists of 9.91% First Mortgage Bonds of $44 million. The First Mortgage Bonds are due June 1, 2000 with interest payable semi-annually.

     The long-term debt agreement contains various restrictions including those relating to payment of dividends by the Company to its parent. In management's opinion, the Company has complied with all such requirements. At December 31, 1997, approximately $34.4 million of retained earnings were available for the payment of cash dividends to the Parent under the most restrictive provisions of such agreements.

 (8)  Income Taxes

     The components of income taxes from operations before the extraordinary item are shown below:
                                                  1997      1996      1995
                                                  (Dollars in thousands)
         Current:
            Federal                           $ 22,173    21,541    19,130
            State                                4,950     4,738     2,484
                                                ------    ------    ------
               Total current income tax
               expense                          27,123    26,279    21,614
                                                ------    ------    ------
         Investment tax credits                   (720)     (767)   (1,136)
                                                ------    ------    ------
         Deferred:
            Federal                             (1,359)   (2,858)   (5,883)
            State                                 (302)     (601)     (942)
                                                ------    ------    ------
              Total deferred income tax
               expense (benefit)                (1,661)   (3,459)   (6,825)
                                                ------    ------    ------
            Total income tax expense          $ 24,742    22,053    13,653
                                                ======    ======    ======

     Shown below is a reconciliation between the statutory federal income tax rate and the Company's effective tax rate for each of the years in the three-year period ended December 31, 1997:

                                         1997             1996             1995
                                    --------------   --------------   --------------
                                             % of             % of             % of
                                            pretax           pretax           pretax
                                    Amount  income   Amount  income   Amount  income
                                                 (Dollars in thousands)
     Computed "expected" tax
       expense                    $ 22,624   35.0%  $ 20,153  35.0%  $ 12,592  35.0%
     State income tax expense,
       net of federal income tax
       benefit                       3,022    4.7      2,689   4.7      2,042   5.7
     Nontaxable interest income       (123)   (.2)       (59)  (.1)      (103)  (.3)
     Amortization of regulatory
       deferred charge                 -      -          -     -        1,914   5.3
     Amortization of regulatory
       deferred liabilities            -      -          -     -       (1,790) (5.0)
     Amortization of investment tax
       credits                        (720)  (1.1)      (767) (1.3)    (1,136) (3.2)
     Other                             (61)   (.1)        37    .1        134    .5
                                    ------   ----     ------  ----     ------  ----
     Actual income tax expense    $ 24,742   38.3%    22,053  38.4%  $ 13,653  38.0%
                                    ======   ====     ======  ====     ======  ====

     Shown below are the significant components of deferred income tax benefit attributable to income from operations for the years ended December 31, 1997, 1996 and 1995:
                                                 1997      1996      1995
                                                  (Dollars in thousands)
       Deferred tax expense (benefit)
        (exclusive of the effects of
         amortization below)                 $ (1,661)   (3,459)   (6,949)
       Amortization of regulatory
         deferred charges                         -         -       1,914
       Amortization of regulatory
         deferred liabilities                     -         -      (1,790)
                                                -----     -----     -----
            Deferred income tax expense
             (benefit)                       $ (1,661)   (3,459)   (6,825)
                                                =====     =====     =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented on the following page.

                                                          1997      1996
                                                     (Dollars in thousands)
       Deferred tax assets:
          Accumulated postretirement benefit cost      $ 18,802    18,251
          Voluntary early retirement liability            5,928     6,337
          Other                                           1,950     2,239
                                                         ------    ------
               Total gross deferred tax assets           26,680    26,827
       Less valuation allowance                             -         -
                                                         ------    ------
               Net deferred tax assets                   26,680    26,827
                                                         ------    ------
       Deferred tax liabilities:
          Plant and equipment, principally due to
            depreciation differences                     26,192    27,867
            Other                                           137       270
                                                         ------    ------
               Total gross deferred tax liabilities      26,329    28,137
                                                         ------    ------
               Net deferred tax liabilities            $    351    (1,310)
                                                         ======    ======

     As a result of the nature and amount of the temporary differences which give rise to the gross deferred tax liabilities and the Company's expected taxable income in future years, no valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was necessary.

 (9)  Benefit Plans

     The Company has a noncontributory defined benefit pension plan covering substantially all employees with at least one year of service. Other companies affiliated with the Company through common ownership also participate in the plan. Annual contributions to the plan are designed to fund current and past service costs as determined by independent actuarial evaluations.

     The net periodic pension credit for all affiliated companies amounted to $1,029,000, $608,000 and $1,389,000 in 1997, 1996 and 1995,
respectively. The net periodic pension credit is comprised as shown below. The components of pension costs for individual affiliates are not available.

                                                1997      1996      1995
                                                 (Dollars in thousands)
       Service cost - benefits earned
         during the period                   $  3,758     3,538     3,628
       Interest cost on projected benefit
         obligations                           11,729    11,338     9,286
       Actual return on plan assets           (36,657)  (19,287)  (37,696)
       Amortization and deferrals, net         20,141     3,803    23,393)
                                               ------    ------    ------
              Net periodic pension credit    $ (1,029)     (608)   (1,389)
                                               ======    ======    ======

     The table below summarizes the funded status of the pension plan at December 31, 1997 and 1996:

                                                           1997      1996
                                                     (Dollars in thousands)
       Actuarial present value of benefit pension
        obligation:
          Vested                                       $ 136,571   134,110
          Nonvested                                       17,674    18,357
                                                         -------   -------
               Accumulated benefit pension obligation  $ 154,245   152,467
                                                         =======   =======

       Projected benefit pension obligation            $ 174,077   169,759
       Less plan assets at market value                  243,685   218,507
                                                         -------   -------
               Excess of plan assets over projected
                benefit pension obligation                69,608    48,748
                                                         -------   -------
       Unrecognized prior service cost                     6,486     7,065
       Unrecognized net gain                             (84,233)  (63,548)
       Unrecognized net asset being recognized over
        15.74 years                                       (6,790)   (8,223)
                                                         -------    ------
               Accrued pension cost                    $ (14,929)  (15,958)
                                                         =======   =======

     The assets of the pension plan are invested primarily in marketable equity and fixed income securities and U.S. government obligations.

     The assumptions used in determining the funded status information and pension expense were as follows:

                                                 1997 and 1996   1995

       Discount rate                                  7.1%       7.1%
       Rate of salary progression                     5.5        6.0
       Expected long-term rate of return on assets    8.0        8.0

     In addition to the defined benefit pension plan, the Parent has a defined contribution profit-sharing plan which covers employees of the Company who have completed one year of service. Union-eligible employees became eligible to participate in the plan beginning January 1, 1997. Participants may elect to deposit a maximum of 15% of their wages up to certain limits. The Company matches 25% of the nonunion-eligible participants' contributions up to 5% of their wages. The profit-sharing plan also has a provision for an employee stock ownership fund, to which the Company has contributed an additional 1.75% of each nonunion-eligible participant's wage. The Company's matching contributions and employee stock ownership fund contributions are used to acquire common stock of the Parent. The Company's combined contributions totaled $560,000, $531,700 and $556,300 for 1997, 1996 and 1995, respectively.

     In July 1995, the Company announced its decision to reduce its operator services work force from 140 to approximately 50 employees by the end of 1995. The remaining work force handles the Company's long distance operator service needs. The Company offered retirement and separation incentives along with out-placement services to those employees affected by the work force adjustment. As a result, the Company recognized a restructuring charge of $1.5 million. The charge reduced the Company's pension asset by $1.1 million for pension enhancements. The charge included severance payments of approximately $400,000.

     In addition, in November 1995, the Company announced its plans to reduce its existing work force by offering a voluntary early retirement program to eligible employees. The eligible employees were both management and nonmanagement employees. The Company implemented an enhancement to the Company's pension plan by adding five years to both the age and net credited service for eligible employees. The program also provided for the employees to receive a lump-sum payment and a supplemental monthly income payment in addition to their normal pension. As a result of 319 employees accepting this voluntary early retirement offer, the Company recorded a reduction to its pension asset and recognized a restructuring charge of $19.7 million at December 31, 1995. The charge included pension enhancements of $22.7 million and curtailment gains of $3.0 million.

(10)  Postretirement Benefits

     The Company sponsors a health care plan that provides postretirement medical benefits and other benefits to employees who meet minimum age and service requirements upon retirement. Currently, substantially all of the Company's employees may become eligible for those benefits if they have fifteen years of service with normal or early retirement. The Company accounts for these benefits during the active employment of the participants.

     The table below presents the plan's status reconciled with amounts recognized in the Company's balance sheet at December 31, 1997 and 1996.

                                                          1997      1996
                                                     (Dollars in thousands)
       Accumulated postretirement benefit
        obligation:
          Retirees                                     $ 40,903    33,212
          Fully eligible active plan participants        14,119    11,929
          Other active plan participants                  6,175     6,677
                                                         ------    ------
                                                         61,197    51,818
       Unrecognized prior service cost                   (1,422)   (1,531)
       Unrecognized net loss                            (13,482)   (5,324)
                                                         ------    ------
                Accrued postretirement benefit cost    $ 46,293    44,963
                                                         ======    ======

     Net periodic postretirement benefit costs for the years ended December 31, 1997, 1996 and 1995 include the following components:

                                                1997      1996      1995
                                                 (Dollars in thousands)

       Service cost                           $   514       458       358
       Interest cost                            4,017     3,961     3,862
       Net deferral and amortization              118       140       206
                                                -----     -----     -----
       Net periodic postretirement
        benefit costs                         $ 4,649     4,559     4,426
                                                =====     =====     =====

     For purposes of measuring the benefit obligation, the following assumptions were used:

                                                      1997      1996

       Discount rate                                   8.0%     8.0%
       Health care cost trend rate                    10.3     10.8
                                                      ====     ====

     For purposes of measuring the benefit cost, the following assumptions were used:

                                                1997      1996      1995
       Discount rate                             8.0%      8.0%      8.0%
       Health care cost trend rate              10.7      11.3      11.7
                                                ====

     This health care cost trend rate of increase is assumed to decrease gradually to 5.5% by the year 2004. The health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one percentage point increase in the assumed health care cost trend rate would increase the aggregate service and interest cost by approximately $177,000 and increase the accumulated postretirement benefit obligation by approximately $2.2 million.

(11)  Stock and Incentive Plan

     The Parent has adopted a stock and incentive plan which provides for the award of short-term incentives (payable in cash or restricted stock), stock options, stock appreciation rights or restricted stock to certain officers and key employees of the Company and its affiliates conditioned upon the Parent and its subsidiaries attaining certain performance goals.

     Under the plan, options may be granted for a term not to exceed ten years from date of grant. The option price is the fair market value of the shares on the date of grant. Such exercise price was $11.50 for the 1990 options, $12.75 for the 1992 options, $16.50 for the 1995 options, $16.75 for the 1996 options and $19.75 for the 1997 options. The exercise price of a stock option may be paid in cash, shares of the Parent's common stock or a combination of cash and shares.

     Stock option activity under the plan is summarized below:

                                                 1997      1996      1995
         Outstanding at January 1              195,337   146,412   100,150
         Granted                                46,750    58,400    53,450
         Exercised                             (90,237)   (9,475)   (3,100)
         Canceled                               (3,763)      -      (4,088)
                                               -------   -------   -------
         Outstanding at December 31            148,087   195,337   146,412
                                               =======   =======   =======
         Exercisable at December 31             12,682    92,237    98,412
                                               =======   =======   =======

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted FAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FAS No. 123.

     The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $14.24, $4.44 and $7.45, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                 1997      1996      1995
     Expected dividend yield                     2.17%     3.59%     2.70%
     Risk-free interest rate                     5.70%     6.41%     5.36%
     Expected volatility factor                 28.30%    27.00%    27.50%
     Expected life in years                      4.90      5.75      5.45
                                                 ====      ====      ====

     Since the Company applies APB Opinion No. 25 in accounting for its plan, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under FAS No. 123, the Company's net income for 1997, 1996 and 1995 would have been reduced by approximately $22,000, $14,000 and $7,000, respectively.

     Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under FAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years for the 1997, 1996 and 1995 options. Compensation cost for options granted prior to January 1, 1995 is not considered.

     The plan also provides for the granting of stock appreciation rights
(SARs) to holders of options, in lieu of stock options, upon lapse of stock options or independent of stock options. Such rights offer optionees the alternative of electing not to exercise the related stock option, but to receive instead an amount in cash, stock or a combination of cash and stock equivalent to the difference between the option price and the fair market value of shares of the Parent's stock on the date the SAR is exercised. No SARs have been issued under the plan.

     In addition, 7,974 shares, 8,867 shares and 10,836 shares of restricted stock were awarded from stock purchased on the open market by the Parent during 1997, 1996 and 1995, respectively. Recipients of the restricted stock are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of the shares for two years subsequent to issuance unless employment is terminated earlier due to death, disability or retirement.

     Amounts charged against 1997, 1996 and 1995 net income for cash and restricted stock awards were $342,000, $222,000 and $307,000, respectively.

Pursuant to the plan, 2,000,000 shares of the Parent's common stock are reserved for issuance under this plan.

(12)  Related Party Transactions

     The Company had sales to Aliant Systems Inc., a subsidiary of the Parent, for access and billing services of approximately $4,393,000 in 1997, $4,209,000 in 1996 and $4,342,000 in 1995.

(13)  Quarterly Financial Information (Unaudited)

                                 First   Second    Third   Fourth
            1997                quarter  quarter  quarter  quarter  Total
                                        (Dollars in thousands)
     Operating revenues       $ 50,389   50,917   52,888   53,499  207,693
                                ======   ======   ======   ======  =======
     Net income               $  9,332    9,540   10,502   10,525   39,899
                                ======   ======   ======   ======   ======

            1996
     Operating revenues       $ 47,770   48,779   48,405   49,652  194,606
                                ======   ======   ======   ======  =======
     Net income               $  8,414    9,485    8,996    8,633   35,528
                                ======   ======   ======   ======   ======

(14)  Major Customer

     The Company derives significant revenues from AT&T principally from network access and billing and collecting service. For the years ended 1997, 1996 and 1995, the Company recognized revenue of $22,147,000, $22,206,000 and $27,808,000, respectively. This represented approximately 10.7%, 11.4% and 15.2% of revenues for the years ended 1997, 1996 and 1995, respectively. No other customer accounted for more than 10% of revenues.

(15)  Disclosures About the Fair Value of Financial Instruments

          Cash and Cash Equivalents, Investments and Other
          Assets, Receivables and Accounts Payable

     The carrying amount approximates fair value because of the short maturity of these instruments.

          Temporary Investments

     The fair values of the Company's marketable investment securities are based on quoted market prices. See note 4 for the estimated fair value of temporary investments.

          Long-Term Debt

     The fair value of the Company's long-term debt instrument is based on the amount of future cash flows associated with the instrument discounted using the Company's current borrowing rate on similar debt instruments of comparable maturity. The long-term debt has a carrying value of $44 million at December 31, 1997 and 1996 and an estimated fair value of $48.1 million and $48.6 million at December 31, 1997 and 1996, respectively.

          Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(16)  Commitment

     The Company entered into a purchase agreement during 1997 for the purchase of new landline equipment over the next five years commencing the first quarter of 1998. The aggregate cash payments for each of the five years subsequent to December 31, 1997 approximate $7.4 million; $7.7 million; $2.0 million; $3.9 million; and $3.0 million, respectively. The Company anticipates funding this purchase from operations and debt financings.

KPMG

ALIANT COMMUNICATIONS CO.

Independent Auditors' Report and Schedules
Form 10-K Securities and Exchange Commission

December 31, 1997, 1996 and 1995

(With Independent Auditors' Report Thereon)

ALIANT COMMUNICATIONS CO.

Index to Schedule Filed


--------------------------------------------------------------------------

                                                                  Schedule

Independent Auditors' Report

Valuation and Qualifying Accounts - Years ended
  December 31, 1997, 1996 and 1995                                   II


All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the financial statements and notes thereto.

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Aliant Communications Co.:


Under date of February 6, 1998, we reported on the balance sheets of Aliant Communications Co. as of December 31, 1997 and 1996, and the related statements of earnings, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP

Lincoln, Nebraska
February 6, 1998

ALIANT COMMUNICATIONS CO.                                      Schedule II

Valuation and Qualifying Accounts

Years ended December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------

                                            Additions   Deductions
                               Balance at  charged to     from     Balance
                               beginning   costs and    allowance   at end
           Description           of year    expenses      (note)   of year
                                             (Dollars in thousands)

Year ended December 31, 1997,
   Allowance deducted from asset
   accounts, allowance for
   doubtful receivables            $ 159        616        440        335
                                     ===        ===        ===        ===

Year ended December 31, 1996
   Allowance deducted from asset
   accounts, allowance for
   doubtful receivables            $ 155        739        735        159
                                     ===        ===        ===        ===

Year ended December 31, 1995
   Allowance deducted from asset
   accounts, allowance for
   doubtful receivables            $ 192        684        721        155
                                     ===        ===        ===        ===

Note: Customers' accounts written-off, net of recoveries.

KPMG

ALIANT COMMUNICATIONS INC.
EMPLOYEE AND STOCKHOLDER DIVIDEND
REINVESTMENT AND STOCK PURCHASE PLAN

Financial Statements Form 11-K
Securities and Exchange Commission

December 31, 1997, 1996 and 1995

(With Independent Auditors' Report Thereon)

ALIANT COMMUNICATIONS INC.
EMPLOYEE AND STOCKHOLDER DIVIDEND
REINVESTMENT AND STOCK PURCHASE PLAN

Index to Financial Statements
--------------------------------------------------------------------------
Independent Auditors' Report

Statements of Financial Condition - December 31, 1997 and 1996

Statements of Revenues and Common Stock Purchases -
     Years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements - December 31, 1997, 1996 and 1995

All schedules are omitted because they are not applicable.

KPMG Peat Marwick LLP

233 South 13th Street, Suite 1600
Lincoln, NE 68508-2041

Two Central Park Plaza
Suite 1501
Omaha, NE 68102

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Aliant Communications Inc.:


We have audited the financial statements of the Aliant Communications Inc. Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Aliant Communications Inc. Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan at December 31, 1997 and 1996, and its revenues and common stock purchases for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Lincoln, Nebraska
March 10, 1998

ALIANT COMMUNICATIONS INC.
EMPLOYEE AND STOCKHOLDER DIVIDEND
REINVESTMENT AND STOCK PURCHASE PLAN

Statements of Financial Condition

December 31, 1997 and 1996
--------------------------------------------------------------------------
               Assets                                       1997      1996

Due from Aliant Communications Inc. (note 2):
  Contributions                                        $  74,054   147,915
  Dividends                                              288,440   296,305
                                                         -------   -------
                                                       $ 362,494   444,220
                                                         =======   =======
             Liabilities

Balance to be invested in common stock for
 participants (notes 1 and 2)                          $ 362,494   444,220
                                                         =======   =======

See accompanying notes to financial statements.

ALIANT COMMUNICATIONS INC.
EMPLOYEE AND STOCKHOLDER DIVIDEND
REINVESTMENT AND STOCK PURCHASE PLAN

Statements of Revenues and Common Stock Purchases

Years ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------
                                             1997        1996        1995

Revenues:
  Cash dividends                      $ 1,163,946   1,146,525   1,158,320
  Contributions                           435,856     659,238     744,930
                                        ---------   ---------   ---------
                                        1,599,802   1,805,763   1,903,250
                                        ---------   ---------   ---------

Assets held for purchases of common
 stock (note 2):
  Beginning of year                       444,220     500,011     436,528
  Less, end of year                      (362,494)   (444,220)   (500,011)
                                        ---------   ---------   ---------
                                           81,726      55,791     (63,483)
                                        ---------   ---------   ---------

Common stock purchases                $ 1,681,528   1,861,554   1,839,767
                                        =========   =========   =========

See accompanying notes to financial statements.

ALIANT COMMUNICATIONS INC.
EMPLOYEE AND STOCKHOLDER DIVIDEND
REINVESTMENT AND STOCK PURCHASE PLAN

Notes to Financial Statements

December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------
  (1) Statement of Purpose and Summary of Significant Accounting Policies

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

     Shares purchased in the open market for the Plan aggregated 86,250, 100,494 and 115,385 during 1997, 1996 and 1995, respectively. At December 31, 1997, the agent for the Plan held 1,033,741 shares registered for participants.

  (3) Income Taxes

     No provision is made for income taxes relating to the operations of the Plan. Any income tax consequences of participation in the Plan are borne by the participants.