Form 10-Q
period 1998-03-31
ALIANT COMMUNICATIONS INC; ALIANT COMMUNICATIONS CO
filed 1998-05-15
CIK 320446, 59584

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
                   --------------------------------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

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

     ALIANT COMMUNICATIONS INC.              Common stock, $.25 par value
                                             36,203,218 shares outstanding
                                             at April 30, 1998

     ALIANT COMMUNICATIONS CO.               Common stock, $3.125 par value
                                             1,000 shares outstanding at
                                             April 30, 1998

                      ALIANT COMMUNICATIONS INC. AND
                         ALIANT COMMUNICATIONS CO.
                        EXHIBIT INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1998

                                 CONTENTS
                                                                      Page

INTRODUCTION                                                          1

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          ALIANT COMMUNICATIONS INC.
             Consolidated Balance Sheets                              2
             Consolidated Statements of Earnings                      3-4
             Consolidated Statements of Cash Flows                    5-6

          ALIANT COMMUNICATIONS CO.
             Balance Sheets                                           7
             Statements of Earnings                                   8
             Statements of Cash Flows                                 9-10

          CONDENSED NOTES TO FINANCIAL STATEMENTS OF
             Aliant Communications Inc. and
             Aliant Communications Co.                                11-12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations for
             Aliant Communications Inc. and
             Aliant Communications Co.                                13-21

PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings                                   *
          Item 2.  Changes in Securities                               *
          Item 3.  Defaults upon Senior Securities                     *
          Item 4.  Submission of Matters to a Vote of
                    Security Holders                                   *
          Item 5.  Other Information                                   *
          Item 6.  Exhibits and Reports on Form 8-K                    22
--------------------
          * Denotes none or not applicable.


SIGNATURES                                                             23

                               INTRODUCTION

The unaudited interim financial statements presented herein include the consolidated statements of Aliant Communications Inc. and its subsidiaries (the Company), as well as separate financial statements for Aliant Communications Co. (Telco). The unaudited statements have been prepared by the Company and Telco, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company and Telco believe, however, that the disclosures are adequate to make the information presented not misleading. The Company's condensed consolidated balance sheet and Telco's balance sheet at December 31, 1997, were derived from the Company's audited consolidated balance sheet and Telco's audited balance sheet, respectively, as of that date. The Company's and Telco's financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Annual Report on Form 10-K of the Company and Telco for the year ended December 31, 1997.

In the opinion of the Company and Telco, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods.

                         ALIANT COMMUNICATIONS INC.
                        CONSOLIDATED BALANCE SHEETS


                                              Mar. 31, 1998   Dec. 31, 1997
                                               (Unaudited)      (Audited)
                                              -------------   -------------
                                                 (Dollars in Thousands)
ASSETS
Current assets                                   $106,838       $ 92,595

Property and equipment less accumulated
 depreciation and amortization                    294,836        258,955

Investments and other assets                      171,511        176,052

Deferred charges                                   19,885         20,040
                                                 --------       --------

     Total assets                                $593,070       $547,642
                                                 ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:

      Notes payable to banks                     $ 11,000       $ 11,000

      Accounts payable and accrued liabilities     81,792         73,782
                                                 --------       --------

         Total current liabilities                 92,792         84,782

Deferred credits and other long-term liabilities   66,531         61,363

Long-term debt                                    106,000         94,000

Minority interest                                  13,502            -

Preferred stock, 5%, redeemable                     4,499          4,499

Stockholders' equity                              309,746        302,998
                                                 --------       --------

     Total liabilities and stockholders' equity  $593,070       $547,642
                                                 ========       ========

                            ALIANT COMMUNICATIONS INC.
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                 Three Months Ended
                                           March 31, 1998   March 31, 1997
                                           --------------   --------------
(Dollars in Thousands Except Per Share Data)
Operating revenues:
  Telephone revenues:
    Local network services                     $21,329          $19,342
    Access and wholesale services               14,283           15,386
    Long distance services                       8,365            7,851
    Other wireline communications services       7,647            6,276
                                               -------          -------
        Total telephone revenues                51,624           48,855
  Wireless communications services              21,826           16,746
  Telephone equipment sales and services         4,755            4,540
  Intercompany revenues                         (3,095)          (1,953)
                                               -------          -------
        Total operating revenues                75,110           68,188
                                               -------          -------

Operating expenses:
    Depreciation and amortization               12,587           12,006
    Other operating expenses                    41,607           36,834
    Taxes, other than payroll and income         1,091              967
    Intercompany expenses                       (3,095)          (1,953)
                                               -------          -------
        Total operating expenses                52,190           47,854
                                               -------          -------
        Operating income                        22,920           20,334
                                               -------          -------

Non-operating income and expense:
    Income from interest and other investments   1,790            2,010
    Minority interest                              358              -
    Other deductions                               241              325
    Interest expense                             2,213            2,179
                                               -------          -------
        Net non-operating expense                1,022              494
                                               -------          -------

        Income before income taxes              21,898           19,840
Income taxes                                     8,780            7,862
                                               -------          -------

(Continued on following page)

                            ALIANT COMMUNICATIONS INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS (Cont'd)
                                   (UNAUDITED)

                                                 Three Months Ended
                                           March 31, 1998   March 31, 1997
                                           --------------   --------------
(Dollars in Thousands Except Per Share Data)

        Net income                              13,118           11,978
Preferred dividends                                 56               56
                                               -------          -------
        Earnings available for common shares   $13,062          $11,922
                                               =======          =======

        Basic and diluted earnings
         per common share                      $   .36          $   .33
                                               =======          =======

Weighted average common shares outstanding
 (in thousands)                                 36,204           36,436
                                               =======          =======

Dividends declared per common share            $   .18          $   .16
                                               =======          =======

                         ALIANT COMMUNICATIONS INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                    Three Months Ended
                                              March 31, 1998   March 31, 1997
                                              --------------   --------------
                                                   (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                       $13,118         $11,978
                                                    -------         -------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                  12,707          12,014
      Net change in investments and other assets        369            (931)
      Deferred income taxes                             401          (1,471)
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                  7,502           2,349
         Other assets                                  (402)         (1,007)
         Accounts payable and accrued expenses       (6,028)         (3,509)
         Minority interest                              (88)            -
         Other liabilities                            9,807           6,092
                                                    -------         -------
               Total adjustments                     24,268          13,537
                                                    -------         -------
               Net cash provided by operating
                activities                           37,386          25,515
                                                    -------         -------
Cash flows from investing activities:
   Expenditures for property and equipment          (20,463)         (6,448)
   Net salvage on retirements                         8,938             614
                                                    -------         -------
               Net capital additions                (11,525)         (5,834)

   Proceeds from sale of investments and other
    assets                                            1,686             287
   Purchases of investments and other assets         (1,224)         (1,112)
   Purchases of temporary investments                  (279)           (299)
   Maturities and sales of temporary investments      1,020             265
   Acquisition, net of cash acquired                  1,284             -
                                                    -------         -------
               Net cash used for investing
                activities                           (9,038)         (6,693)
                                                    -------         -------

(Continued on following page)

                            ALIANT COMMUNICATIONS INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                   (UNAUDITED)

                                                    Three Months Ended
                                              March 31, 1998   March 31, 1997
                                              --------------   --------------
                                                    (Dollars in Thousands)

Cash flows from financing activities:
   Dividends to stockholders                         (6,208)         (5,883)
   Payments of long term debt                        (6,500)         (1,007)
   Net purchases and sales of common and
    treasury stock                                      204             397
                                                    -------         -------
               Net cash used in
                financing activities                (12,504)         (6,493)
                                                    -------         -------
Net increase in cash and cash
 equivalents                                         15,844          12,329
Cash and cash equivalents at beginning of year       27,867          25,290
                                                    -------         -------

Cash and cash equivalents at end
 of quarter                                         $43,711         $37,619
                                                    =======         =======

Supplemental disclosures of cash flow information:
      Interest paid                                 $ 1,134         $ 1,081
                                                    =======         =======
      Taxes paid                                    $   825         $ 4,116
                                                    =======         =======

                             ALIANT COMMUNICATIONS CO.
                                   BALANCE SHEETS

                                                Mar. 31, 1998   Dec. 31, 1997
                                                 (Unaudited)      (Audited)
                                                -------------   -------------
                                                    (Dollars in Thousands)
ASSETS
Current assets                                      $ 74,526        $ 62,673

Property and equipment less accumulated
   depreciation and amortization                     214,441         216,499

Investments and other assets                             458             471

Deferred charges                                      15,928          16,761
                                                    --------        --------

       Total assets                                 $305,353        $296,404
                                                    ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
Accounts payable and accrued liabilities            $ 61,263        $ 55,078

Deferred credits and other long-term liabilities      55,144          54,207

Long-term debt                                        44,000          44,000

Preferred stock, 5%, redeemable                        4,499           4,499

Stockholder's equity                                 140,447         138,620
                                                    --------        --------

       Total liabilities and stockholder's equity   $305,353        $296,404
                                                    ========        ========

                            ALIANT COMMUNICATIONS CO.
                             STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                     Three Months Ended
                                              March 31, 1998    March 31, 1997
                                              --------------    --------------
(Dollars in thousands)
Operating revenues:
   Telephone revenues:
      Local network services                     $21,175          $19,342
      Access and wholesale services               13,501           15,386
      Long distance services                       2,817            2,891
      Other wireline communications services       7,512            6,161
                                                 -------          -------
         Total telephone revenues                 45,005           43,780
                                                 -------          -------
   Wireless communications services                5,701            5,039
   Telephone equipment sales and services          1,791            1,570
                                                 -------          -------
         Total operating revenues                 52,497           50,389
                                                 -------          -------
Operating expenses:
   Depreciation                                    9,109            9,548
   Other operating expenses                       24,879           23,888
   Taxes, other than payroll and income              893              791
                                                 -------          -------
      Total operating expenses                    34,881           34,227
                                                 -------          -------
      Operating income                            17,616           16,162
                                                 -------          -------
Non-operating income and expense:
   Income from interest and other
    investments                                      304              379
   Other deductions                                  241              325
   Interest expense                                1,115            1,140
                                                 -------          -------
      Net non-operating expense                    1,052            1,086
                                                 -------          -------
      Income before income taxes                  16,564           15,076
Income taxes                                       6,432            5,744
                                                 -------          -------
      Net income                                  10,132            9,332
Preferred dividends                                   56               56
                                                 -------          -------
      Earnings available for common shares       $10,076          $ 9,276
                                                 =======          =======

                            ALIANT COMMUNICATIONS CO.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                March 31, 1998   March 31, 1997
                                                --------------   --------------
                                                     (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                         $10,132         $ 9,332
                                                      -------         -------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                     9,129           9,555
      Deferred income taxes                               (56)           (259)
      Changes in assets and liabilities resulting
       from operating activities:
          Receivables                                  (1,764)          1,271
          Other assets                                   (266)           (733)
          Accounts payable and accrued expenses           814          (3,304)
          Other liabilities                             6,116           3,921
                                                      -------         -------
                 Total adjustments                     13,973          10,451
                                                      -------         -------
                 Net cash provided by operating
                  activities                           24,105          19,783
                                                      -------         -------
Cash flows from investing activities:
   Expenditures for property and equipment            (13,354)         (3,821)
   Net salvage on retirements                           6,302             599
                                                      -------         -------
                 Net capital additions                 (7,052)         (3,222)
   Purchases and sales of investments and other
    assets, net                                           -                12
   Purchases of temporary investments                    (279)           (299)
   Maturities and sales of temporary investments        1,020             265
                                                      -------         -------
                 Net cash used for investing
                  activities                           (6,311)         (3,244)
                                                      -------         -------
Cash flows used for financing activities:
   Dividends to stockholders                           (8,056)         (7,056)
                                                      -------         -------
                 Net cash used in financing
                  activities                           (8,056)         (7,056)
                                                      -------         -------

(Continued on following page)

                            ALIANT COMMUNICATIONS CO.
                        STATEMENTS OF CASH FLOWS (Cont'd)
                                   (UNAUDITED)

                                                      Three Months Ended
                                                March 31, 1998   March 31, 1997
                                                --------------   --------------
                                                     (Dollars in Thousands)

Net increase in cash and cash equivalents               9,738           9,483
Cash and cash equivalents, beginning of year           20,973          17,865
                                                      -------         -------
Cash and cash equivalents, end of quarter             $30,711         $27,348
                                                      =======         =======
Supplemental disclosure of cash flow information:
   Interest paid                                      $    11         $    13
                                                      =======         =======
   Income taxes paid                                  $ 1,322         $ 2,894
                                                      =======         =======

                  ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                            ALIANT COMMUNICATIONS CO.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The unaudited interim financial statements include the consolidated statements of the Company, as well as separate financial statements for Telco, the primary subsidiary. Additionally, the Company has the following wholly-owned subsidiaries: Aliant Cellular Inc. (Cellular); Aliant Systems Inc. (Systems); Prairie Communications, Inc. (Prairie); Aliant Midwest Inc. (Midwest); and Aliant Network Services Inc. (Network). As of February 27, 1998, Cellular and Prairie own Omaha Cellular General Partnership (OCGP), which has a controlling interest in Omaha Cellular Limited Partnership
(OCLP). In the opinion of management of the Company and of Telco, their respective financial statements reflect all adjustments necessary for a fair presentation of results of operations, financial position, and cash flows. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring.

Certain prior period items have been reclassified to conform to the 1998 format. Most significantly, the Company and Telco reclassified wholesale services from Other Wireline Communications Services revenue to Access and Wholesale Services revenue.

(2) CHANGE IN LONG-TERM DEBT STRUCTURE

The Company sold $100 million of senior unsecured 6 3/4% notes in a public debt offering. The bonds are dated April 1, 1998, and will mature on April 1, 2028. Interest will be payable every six months on April 1 and October
1. Further information about the new long-term debt structure is presented under the section entitled "Liquidity and Capital Resources" in Management's Discussion and Analysis below.

(3) INVESTMENT IN OCGP

Effective February 27, 1998, the Company completed the acquisition of the remaining 50% of OCGP, which at March 31, 1998, owned 55.82% of OCLP and manages that operation. Beginning March 1, 1998, OCLP's operating revenues and expenses are consolidated with those of the Company's other activities. OCLP, doing business as Aliant Cellular-Omaha, provides cellular communications services in the Omaha Metropolitan Statistical Area (MSA). Additionally, on April 28, 1998, OCGP purchased 25.93% of OCLP from other limited partners for $24.4 million, bringing the Company's ownership of OCLP to 81.75%. Further information about the Company's acquisition is presented under the section entitled "Managed Cellular Markets" in Management's Discussion and Analysis below.

(4) SUPPLEMENTAL CASH FLOW DISCLOSURES

In connection with the acquisition of the remaining 50% interest of OCGP, the following assets were acquired, liabilities assumed, and long-term debt issued.

                                                            (in thousands)
         Property plant & equipment                           $(35,919)
         Price in excess of cost of net assets acquired        (30,507)
         Notes payable                                           3,500
         Prior investment in OCGP                                1,420
         Minority interest                                      13,590
         Retirement of PIK debt                                 48,678
         Other assets and liabilities - OCGP                   (17,623)
         Other assets and liabilities - OCLP                     3,145
         Issuance of note payable                               15,000
                                                               --------
         Increase in cash                                      $ 1,284
                                                               ========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables summarize information from the Company's statements of earnings. The Telco portion of Company operations is identified separately in the following paragraphs. Whenever Telco is discussed, it should be assumed that the Company is also affected, since Telco constitutes approximately 51 percent and 70 percent of the Company's assets and revenues, respectively.

Revenues
--------
                            Three Months Ended March 31
                          --------------------------------
(Dollars in Thousands)    1998      1997    Change     %
----------------------    ----      ----    --------------
Telephone revenues:
 Local network          $21,329   $19,342   $1,987    10.3
 Access and wholesale    14,283    15,386   (1,103)   (7.2)
 Long distance            8,365     7,851      514     6.5
 Other wireline           7,647     6,276    1,371    21.8
                         ------    ------   ------
  Total telephone
  revenues               51,624    48,855    2,769     5.7
Wireless communications  21,826    16,746    5,080    30.3
Equipment sales/service   4,755     4,540      215     4.7
Intercompany revenues    (3,095)   (1,953)  (1,142)  (58.5)
                         ------    ------   ------
  Total operating
  revenues              $75,110   $68,188   $6,922    10.2

All comparisons made in the following section are of first quarter 1998, with the same period in 1997.

Local network services revenue, attributable mainly to Telco, increased $1,987,000 (10.3%). Basic local services revenue constituted $1,382,000 of the increase. The basic local revenue increase was due to several factors. First, residential revenue grew due to an increase of 10% in residential basic local service rates effective March 23, 1997. Second, additional installations of second phone lines contributed to the rise in residential revenues, with a 23.4% increase in second lines. Third, business and Centrex services continued to contribute to the growth in basic local revenue. Fourth, expanded area service revenue grew by $393,000 (20.0%) due to a July 1997 rate increase. Telco access lines in service increased to 276,029, up 9,936 lines (3.7%) from March 31, 1997.

The local network services revenue increase was also affected by private line revenue increasing $250,000 (49.4%), due to new Integrated Services Digital Network (ISDN) revenue and to normal growth. Enhanced services revenue, consisting of custom calling features, Custom Local Area Signaling Services (CLASS) and voice mail, continued its strong growth with a $363,000 (29.3%) increase. The public telephone portion of local network services revenue decreased $199,000 due to the 1997 deregulation and reclassification of public paystations to other wireline communications services revenues.

Access and wholesale services revenue decreased $1,103,000 (7.2%). This decrease was primarily due to a 16% decrease in intrastate access service rates, which occurred concurrently with the previously mentioned residential basic local service rate increase. Access minutes of use reached a total of 265.7 million minutes in the first quarter of 1998, compared to 251.1 million minutes in first quarter 1997, a 5.8% increase. Wholesale services revenue, which represents Network's revenue, increased $205,000.

Long distance services are provided by Telco (which serves the traditional Telco territory of southeast Nebraska), and Systems (which serves calling areas beyond Telco's operating territory). Long distance services revenue increased $514,000 (6.5%). This overall net increase resulted largely from a $74,000 decrease for Telco and a $574,000 increase for Systems. The Telco decreases are due to the impact of a decrease in long distance rates which occurred concurrently with the previously mentioned residential basic local service rate increase. The Systems increases are due to an ongoing marketing effort to gain market share from residential and larger business long distance users.

Other wireline communications services revenues includes directory advertising and sales, carrier billing and collections, data communications, public paystations, and miscellaneous items. This revenue category, substantially all of which is attributable to Telco operations, increased $1,371,000 (21.8%). The previously mentioned deregulation of public paystations contributed $180,000 of the three-month increase. Telco's non-regulated public paystation business began billing interexchange carriers an interim $45.85 per paystation monthly access charge in March 1997. This charge was based on the industry average for 800 service and cut-through calls. Both of these charges were determined by the Federal Communications Commission (FCC) and were contested by the interexchange carriers and returned to the FCC for reconsideration. The FCC issued an order to reduce the per call compensation rate to 28.4 cents per call effective October 7, 1997. The per phone compensation rate is still under consideration by the FCC. Part of the increase in other wireline communications services revenues is a combination of a rate increase in local paystation calls from 25 cents to 35 cents per call, effective March 23, 1997, and the movement of that paystation usage revenue from Telco's local network services revenue to its other wireline communications services revenue. Also, data communications growth is up $549,000 (37.5%), mainly due to the growth of Navix, the Company's Internet access service. Directory advertising revenue also increased by $460,000, substantially due to a rate increase for directory advertising in the Company's latest directory editions.

Wireless communications services revenues increased $5,080,000 (30.3%).
The Company's ownership interest in OCLP, which operates the Omaha MSA cellular market, was increased from 27.91% to 55.82%. As a result, operating revenues from the Omaha MSA are included in the Company's operating revenues beginning March 1, 1998, and they contributed $2,723,000 of the increase. Prior to that time, the Company's portion of the net results from OCLP were reported among non-operating income from investments. Cellular's revenues increased $1,695,000 (14.5%). Cellular revenues from the Lincoln, Nebraska MSA, held by Telco, increased $644,000 (13.3%). Customer lines in the cellular market increased by 25,045 (22.5%), while those in Telco's increased by 9,726 (22.7%) since March 31, 1997. Customer lines in the Omaha MSA increased by 19.9% since March 31, 1997.

Telephone equipment sales and services revenues increased $215,000 (4.7%) for the three months, attributable almost entirely to Telco. The increase is mainly due to a July 1997 rate increase for inside wire maintenance.

Overall, Company operating revenues increased $6,922,000 (10.2%), of which $2,108,000 was due to Telco operations.

Operating Expenses
------------------
                            Three Months Ended March 31
                          --------------------------------
(Dollars in Thousands)    1998      1997    Change     %
----------------------    ----      ----    --------------
Depreciation and
 amortization           $12,587   $12,006   $  581     4.8
Other operating          41,607    36,834    4,773    13.0
Other taxes               1,091       967      124    12.8
Intercompany expenses    (3,095)   (1,953)  (1,142)  (58.5)
                         ------    ------   ------
   Total                $52,190   $47,854   $4,336     9.1

Depreciation and amortization expense increased $581,000 (4.8%), of which a decrease of $439,000 was attributed to Telco. The inclusion of OCLP in consolidated earnings contributed $473,000 of the Company's increase in depreciation. The addition of depreciable assets in Cellular, Midwest and Network contributed $478,000 of the Company increase. The Telco decrease was caused by a reduction in depreciation rates prescribed by the Nebraska Public Service Commission (NPSC) in fourth quarter 1997.

Other operating expenses increased by $4,773,000 (13.0%), of which $991,000 was due to Telco. The increase is largely a result of the growth of cellular operations expenses, due to significant growth in cellular services and to the inclusion of OCLP in consolidated earnings. Cellular operations expenses increased by $2,010,000, and $1,450,000 of that increase was attributable to the inclusion of OCLP. Navix expenses grew $615,000 due to the continued growth of Navix Internet service. Midwest contributed $953,000 of operating expenses as a result of incurring start-up costs.

Overall, Company operating expenses increased $4,336,000 (9.1%), of which $654,000 was due to Telco operations.

Non-Operating Income and Expense
--------------------------------
                             Three Months Ended March 31
                          --------------------------------
(Dollars in Thousands)    1998      1997    Change     %
----------------------    ----      ----    --------------
Income from interest
 and other investments   $1,790    $2,010    $(220)  (10.9)
Minority interest           358         0      358     --
Other deductions            241       325      (84)  (25.8)
Interest expense          2,213     2,179       34     1.6
                          -----     -----     ----
   Net                   $1,022    $  494    $ 528   106.9

Income from interest and other investments decreased by $220,000 (10.9%), of which a decrease of $75,000 was due to Telco. Prior to March 1998, this category included the Company's portion of the net results of OCLP. Since the previously mentioned acquisition, OCLP has been consolidated into operations.

Beginning March 1998, minority interest represents the portion (44.2%) of the net results of OCLP that is not owned by the Company.

Income Taxes
------------
Income taxes increased $918,000 (11.7%), of which $688,000 was attributed to Telco. The increases are proportionate to the increases in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, pay its current obligations, and pay dividends. Telco's operations have historically provided a stable source of cash flow which has helped the Company make capital improvements. In order to provide cash for various needs described below, the Company recently issued $100 million in long-term debt effective April 1, 1998, from its $250 million debt shelf registration. The Company can also obtain external financing through existing committed bank lines of credit. Consequently, no funding difficulties are anticipated in the foreseeable future.

Net cash provided by Company operating activities was $37,386,000 for the first three months of 1998 compared to $25,515,000 for the first three months of 1997. The principal factors involved in the increase in net cash provided by operating activities were the increase in net income and a decrease in accounts receivable. Cash from operating activities is the Company's primary source of liquidity, and it funds primarily capital expenditures and dividends. During the three-month period ended March 31, 1998, cash provided by operating activities, less dividends paid, exceeded capital expenditures for the Company and Telco.

Net cash used for Company investing activities was $9,038,000 and $6,693,000 for the three months ended March 31, 1998 and 1997. The increase was largely due to the use of funds for capital additions.

Capital expenditures for the first three months of 1998 were $20,463,000, of which $13,354,000 was due to Telco. The Company's capital expenditures increased $14,015,000 for the three months of 1998 compared to 1997, and Telco's portion of this increase was $9,533,000. Total capital additions for both new and updated networks and communications facilities for 1998 are projected to be $80,000,000 for the Company, of which $49,084,000 is attributable to Telco.

Net cash used in Company financing activities was $12,504,000 and $6,493,000 for the three months ended March 31, 1998 and 1997. The increase was largely due to payments of long-term debt.

The Company's consolidated debt to cash flow ratio was .79 to 1.00, its consolidated debt to capital ratio was 1.00 to 3.59 and its EBITDA to interest expense ratio was 17.02 to 1.00.

At March 31, 1998, the Company had $106.0 million of long-term debt, consisting of the following:

   -  $44.0 million of Telco Series K first mortgage bonds due June 1,
      2000.
   - A $24.0 million variable rate term loan due July 6, 2000, with 13 consecutive quarterly installments commencing on September 15, 1997.
   - A $31.0 million variable rate revolving loan with principal due July 6, 1998, and interest currently due monthly.
   - A $15.0 million revolving loan for the period beginning March 27, 1998, and ending March 31, 1998. This loan was arranged in accordance with the credit agreement described below.
   -  Excludes current installments of long-term debt of $8.0 million.

The Company filed a $250 million debt shelf registration statement with the Securities and Exchange Commission on February 23, 1998. This will allow the Company to offer and sell from time to time, debentures, notes, and/or other unsecured evidences of indebtedness at an aggregate initial offering price not to exceed $250 million.

In accordance with the $250 million debt shelf registration, the Company sold $100 million of senior unsecured 6 3/4% notes in a public debt offering. The bonds are dated April 1, 1998, and will mature on April 1, 2028. Interest will be payable every six months on April 1 and October 1. The proceeds will be used as follows: (a) to repay the $15 million revolving loan that was incurred in order to acquire the remaining 50% interest in OCGP; (b) to redeem approximately $47.5 million of Telco first mortgage bonds at an interest rate of 9.91 percent, including a make-whole premium of approximately $3.5 million; (c) to redeem all of the outstanding Telco 5% preferred stock, including a redemption premium of approximately $225,000; and (d) to repay approximately $31 million of additional bank debt. The debt issue is rated AA+ by Standard and Poor's and A2 by Moody's.

Early redemption of the Telco first mortgage bonds will require payment of a premium to bondholders, resulting in a charge to earnings of approximately $2.1 million after taxes, which will be recorded in second quarter 1998.

On September 15, 1997, the Company and its subsidiaries entered into committed credit facilities aggregating $75.0 million of borrowing capacity with several banks. The maturity date for all such facilities is July 6, 1998. The Company is currently negotiating with those banks to extend the facilities to July 1, 1999. At April 30, 1998, the Company had utilized $39.0 million of said borrowing capacity. Interest on all such borrowings accrues on a LIBOR-based pricing formula.

The Company will require cash for Network to build and operate fiber optic transmission facilities outside of Telco's traditional service area. Capacity on the network is leased to long distance and wireless carriers. The Company expects to finance these planned expenditures primarily through internally provided sources.

The Board of Directors has authorized the Company to purchase 1,500,000 shares of its common stock since April 24, 1991. The shares are purchased from time to time as market conditions warrant. No shares were purchased during first quarter 1998, and as of March 31, 1998, a total of 685,030 shares remain available for purchase. These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan, and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

COMPETITION AND REGULATORY ENVIRONMENT

Telco is taking measures to prepare for competition in its traditional service territory. Upon passage of the Telecommunications Act of 1996 (the
Act), it became clear that Incumbent Local Exchange Carriers (ILECs) would need to adjust local exchange service rates to better reflect the actual cost of providing service. Traditionally, residential local exchange service has been priced below cost, and has been subsidized through rates charged to businesses, rates charged on toll calls and rates charged on other enhanced services. Competition will largely eliminate the ability to cross-subsidize customers and services in this manner.

Telco received a bona fide request on January 9, 1998, from US West Communications, Inc. (US West) to negotiate an interconnection agreement. After interconnection terms and conditions have been negotiated pursuant to the Telecommunications Act of 1996 (the Act), it is expected that US West will be in a position to offer competitive local exchange services within the Company's traditional ILEC market. At this time, no other requests have been received by the Company to provide interconnection services or network elements to carriers seeking to establish competitive wireline telecommunications businesses in Telco's operating area. However, other carriers may make such requests to seek to establish Competitive Local Exchange Carrier (CLEC) operations in Telco's operating area in the future.

Since 1986, Nebraska law has provided that ILECs may raise basic local exchange service rates by as much as 10% per year without regulatory review unless a sufficient number of subscriber petitions are filed with the NPSC. Telco invoked this statute in 1997, raising residential local exchange service rates by 10%. However, competition creates the need for even greater rate flexibility than was allowed under Nebraska law. In 1997, legislation was passed which allowed ILECs to raise residential service rates more than 10% in a twelve-month period. In conjunction with such a rate increase, rates for other services must be lowered so that the rate changes do not increase total company revenues by more than 1%. Telco was active in developing and advocating this legislation, in order to obtain the rate flexibility to compete effectively in the newly competitive telecommunications environment.

On March 10, 1998, Telco received approval of its application with the NPSC to increase Telco's residential basic local service rates to $16.35 per month (existing residential rates range from $11.00 to $13.75 per month). This increase will be implemented on May 16, 1998. Approval of this rate increase is important to Telco's efforts to respond to the competitive environment required by the Act. Competitive market forces require Telco to bring prices for residential basic local exchange service closer to actual cost, and to lower rates for business customers who are especially attractive to potential competitors. The additional revenue to be generated by such increase will be offset by (a) reductions in Telco's business basic local service rates to $31.40 per month (existing business rates range from $33.00 to $39.00 per month); (b) the elimination of a separate touch tone charge ($.50 and $1.50 per month for residential and business customers, respectively); (c) the reduction of day time intraLATA toll rates from $.18 per minute to $.13 per minute; and (d) the reduction of intraLATA access charges by approximately $900,000 per year. Telco has estimated that the net impact of all these changes will be immaterial to revenues. Revenue neutrality is required by Nebraska Statute 86-803(9), under which Telco filed its rate application.

Other regulatory issues continue to take shape at the state and federal levels. Universal service funding, which compensates companies for providing service to high-cost (usually rural) customers, will take an entirely new shape in the competitive environment. Implicit subsidies can no longer be built into the rates charged to low-cost customers. Instead, such subsidies must be made explicit and competitively neutral. Also, the FCC has ruled that 75% of the responsibility for funding universal service shall be borne by the states. This creates a difficult situation for sparsely-populated, rural states with a high percentage of high-cost customers. Telco, other ILECs, and many public officials have expressed concern about this policy decision to the FCC and to members of Congress. In response, FCC Chairman William Kennard has recently suggested that the federal share of this responsibility may need to be increased. The FCC released a Public Notice on April 15, 1998, to examine this and other issues regarding universal service support.

Access reform is a major policy initiative affecting Telco. Access rates are the fees that ILECs charge long distance carriers for use of their network. The FCC issued an order in May 1997 that reduces access rates over a period of time on interstate calls by basing such rates on forward-looking incremental costs. For some time, a movement has been underway to enable the NPSC to establish a similar rate structure for access charges on intrastate calls. The NPSC has determined that the issues of access reform and universal service should be handled concurrently in a single "super docket". Telco supports their decision, since decisions regarding access reform could place tremendous pressure on consumers for support of universal service. Telco filed comments in this docket on March 6, 1998, and reply comments on April 27, 1998. Telco will continue to actively participate in the NPSC docket.

Wireless telecommunications service continues to be an increasingly important sector of the Company's business. The FCC has taken steps to increase the number of wireless competitors by auctioning radio spectrum for Personal Communications Services (PCS). As many as seven new wireless competitors are allowed in each market.

The FCC has also imposed new requirements for the Company to separate wireless operations from Telco. Currently, the cellular license for the Lincoln MSA is held by Telco.

MANAGED CELLULAR MARKETS

The Company owns and manages cellular markets providing service in the Lincoln MSA (held by Telco) and 89 of the other 92 counties in Nebraska. These markets contain approximately 231,000 and 848,000 POPs (potential customers), respectively. OCLP, a limited partnership doing business as Aliant Cellular-Omaha, provides service in the Omaha MSA containing approximately 634,000 POPs. The Company has an interest (50% prior to February 27, 1998 and 100% thereafter) in OCGP which owned 55.82% of OCLP at March 31, 1998, and manages that operation. Beginning in March 1998, Omaha's operating revenues and expenses are consolidated with those of the Company's other activities, and the net results from Omaha attributable to other partners are separately reported as minority interest. Prior to March 1998, the Company's portion of Omaha's net results was included with income from investments.

Effective April 1998, the Company increased its interest in OCLP from 55.82% to 81.75%. On April 28, 1998, the Company completed the purchase with several of the limited partners for approximately $24.4 million.

As of March 31, 1998, there were 271,324 customer lines in service in these three markets, compared to 222,850 a year earlier. Penetration rates (subscribers compared to POPs) achieved were 22.7% in Lincoln, 16.1% in the rural areas of Nebraska, and 13.0% in Omaha. Earnings before interest, income taxes, depreciation and amortization totaled $13,051,000 for the first quarter 1998, compared to $11,141,000 in the same period in 1997.
Net operating income was $8,407,000, an increase of $602,000 (7.7%).

In addition, the Company has a 16.1% interest in, and manages, cellular operations in Iowa Rural Service Area 1 (RSA 1), which is contiguous to Omaha and to the Company's telephone operating area in Nebraska. RSA 1 contains approximately 62,000 POPs.

ACCOUNTING PRONOUNCEMENTS

FAS 131, Disclosures about Segments of an Enterprise and Related
Information, was issued in June 1997. FAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in annual financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for periods beginning after December 15, 1997. The Company anticipates adopting this accounting pronouncement in the fourth quarter of 1998; however, management believes it will not have a significant impact on the Company's annual consolidated financial statements.

YEAR 2000

The Company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. The Company has begun to incur expenses for this change by utilizing internal resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by mid 1999, allowing time for testing. The current estimate of total year 2000 compliance costs is approximately 30,000 person hours at an approximate cost of $1.3 million with 13,000 hours of labor completed to date. Virtually all of the year 2000 compliance costs are due to reprogramming, since all switching equipment will be year 2000 compliant without any significant cost to the Company. The estimated costs are not expected to significantly affect operating results or the financial condition of the Company in 1998 and 1999.

The Company is in the process of inquiring as to the progress of its major vendors and suppliers regarding their year 2000 compliance. The Company is monitoring its vendors and suppliers closely with the intent of confirming their year 2000 compliance with sufficient time for testing.

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

(b) Reports on Form 8-K
    Current report on Form 8-K as filed on March 20, 1998, reporting the Registrant's consolidated balance sheets as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, along with the Independent Auditor's Report thereon of KPMG Peat Marwick. Also reported was the Registrant's 1997 Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Current report on Form 8-K as filed on March 23, 1998, reporting the Registrant's announcement that it intends to offer $100 million aggregate principal amount of debt securities.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Aliant Communications Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           Aliant Communications Inc. and Aliant Communications Co.
           --------------------------------------------------------
                                (Registrants)





        May 15, 1998                /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





        May 15, 1998                /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer

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