Form 10-Q
period 1998-06-30
ALIANT COMMUNICATIONS INC
filed 1998-08-14
CIK 320446

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
                   --------------------------------------

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1998

                                    OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________________ to _________________

                       Commission File No.   0-10516
                  ---------------------------------------
                        Aliant Communications Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Nebraska                               47-0632436
      -------------------------------               ------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

       1440 M Street, Lincoln, Nebraska                   68508
   ----------------------------------------             ----------
   (Address of principal executive offices)             (Zip Code)

   Registrant's telephone number, including area code:  402-436-3737

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X        No
                                 -----           -----

 Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

       Class of Common Stock            Outstanding at July 31, 1998
          $.25 par Value                        35,630,998

                   ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                              TABLE OF CONTENTS

                                                                      Page

INTRODUCTION                                                           1

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                  2
          Consolidated Statements of Earnings                          3
          Consolidated Statements of Cash Flows                        4

          CONDENSED NOTES TO FINANCIAL STATEMENTS                      5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7-15

PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings                                   16
          Item 2.  Changes in Securities                               16
          Item 3.  Defaults upon Senior Securities                     *
          Item 4.  Submission of Matters to a Vote of
                    Security Holders                                   *
          Item 5.  Other Information                                   16
          Item 6.  Exhibits and Reports on Form 8-K                    16
--------------------
          * Denotes none or not applicable.


SIGNATURES                                                             17

                               INTRODUCTION

The unaudited interim financial statements presented herein include the consolidated statements of Aliant Communications Inc. and its subsidiaries (the Company). The unaudited statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. The Company's condensed consolidated balance sheet at December 31, 1997, was derived from the Company's audited consolidated balance sheet as of that date. The Company's financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K of the Company for the year ended December 31, 1997, and the current year's previously issued Form 10-Q, which are incorporated by reference.

Item 1 - Financial Statements
                             ALIANT COMMUNICATIONS INC.
                            CONSOLIDATED BALANCE SHEETS

                                                   June 30,
                                                     1998       December 31,
                                                  (Unaudited)       1997
                                                  -----------   ------------
                                                    (Dollars in Thousands)
ASSETS
------
Current assets:

     Cash and cash equivalents                      $ 22,575       $ 27,867

     Temporary investments                             3,577          3,693

     Accounts receivable and other                    66,209         61,035
                                                    --------       --------
        Total current assets                          92,361         92,595

Property and equipment less accumulated
 depreciation and amortization                       302,692        258,955

Investments and other assets                         189,387        176,052

Deferred charges                                      18,928         20,040
                                                    --------       --------

     Total assets                                   $603,368       $547,642
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:

     Notes payable to banks                         $ 16,000       $ 11,000

     Current installment of long-term debt             8,000          8,000

     Accounts payable and accrued liabilities         70,632         65,782
                                                    --------       --------
        Total current liabilities                     94,632         84,782

Deferred credits and other long-term liabilities      64,147         61,363

Long-term debt, excluding current installment        136,000         94,000

Minority interest                                      5,707            -

(Continued on next page)

                              ALIANT COMMUNICATIONS INC.
                         CONSOLIDATED BALANCE SHEETS (Cont'd)


                                                   June 30,
                                                     1998       December 31,
                                                 (Unaudited)        1997
                                                 -----------    ------------
                                                     (Dollars in Thousands)

Preferred stock, 5%, redeemable                          -            4,499

Stockholders' equity                                 302,882        302,998
                                                    --------       --------

     Total liabilities and stockholders' equity     $603,368       $547,642
                                                    ========       ========


                             ALIANT COMMUNICATIONS INC.
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                     (UNAUDITED)

                                              Three Months         Six Months
                                              Ended June 30       Ended June 30
                                              --------------      --------------
                                              1998      1997      1998      1997
                                              ----      ----      ----      ----
(Dollars in Thousands Except Per Share Data)
Operating revenues:
  Telephone revenues:
    Local network services                  $21,931   $19,841   $43,260   $39,183
    Access and wholesale services            15,047    14,384    29,330    29,770
    Long distance services                    7,941     7,873    16,306    15,724
    Other wireline communications services    7,911     6,974    15,558    13,250
                                            -------   -------   -------   -------
      Total telephone revenues               52,830    49,072   104,454    97,927

  Wireless communications services           32,373    19,631    54,199    36,377
  Telephone equipment sales and services      4,692     4,193     9,447     8,733
  Intercompany revenues                      (3,851)   (2,260)   (6,946)   (4,213)
                                            -------   -------   -------   -------
      Total operating revenues               86,044    70,636   161,154   138,824
                                            -------   -------   -------   -------
Operating expenses:
   Depreciation and amortization             14,249    12,594    26,836    24,600
   Other operating expenses                  47,492    36,666    89,099    73,500
   Taxes, other than payroll and income       1,179     1,134     2,270     2,101
   Intercompany expenses                     (3,851)   (2,260)   (6,946)   (4,213)
                                            -------   -------   -------   -------
      Total operating expenses               59,069    48,134   111,259    95,988
                                            -------   -------   -------   -------
      Operating income                       26,975    22,502    49,895    42,836
                                            -------   -------   -------   -------
Non-operating income and expense:
   Income from interest and other
    investments                                 979     1,938     2,769     3,948
   Minority interest                            613       -         971       -
   Other deductions                             385       173       626       498
   Interest expense                           2,978     2,223     5,191     4,402
                                            -------   -------   -------   -------
      Net non-operating expense               2,997       458     4,019       952
                                            -------   -------   -------   -------
      Income before income taxes and
       extraordinary item                    23,978    22,044    45,876    41,884
Income taxes                                  9,602     8,856    18,382    16,718
                                            -------   -------   -------   -------
      Income before extraordinary item       14,376    13,188    27,494    25,166

(Continued on next page)

                             ALIANT COMMUNICATIONS INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS (Cont'd)
                                    (UNAUDITED)

                                                Three Months         Six Months
                                                Ended June 30       Ended June 30
                                                -------------       -------------
                                               1997      1996      1997      1996
                                               ----      ----      ----      ----
(Dollars in Thousands Except Per Share Data)

Extraordinary item, net of income tax        (2,097)      -      (2,097)      -
                                            -------   -------   -------   -------
      Net income                             12,279    13,188    25,397    25,166
Preferred dividends                             254        56       310       112
                                            -------   -------   -------   -------
      Earnings available
       for common shares                    $12,025   $13,132   $25,087   $25,054
                                            =======   =======   =======   =======

Basic and diluted earnings per common share:
   Earnings before extraordinary item       $   .39   $   .36   $   .75   $   .69
   Extraordinary item                          (.06)       -       (.06)       -
                                            -------   -------   -------   -------
      Earnings per common share             $   .33   $   .36   $   .69   $   .69
                                            =======   =======   =======   =======

Weighted average common shares
 outstanding (in thousands)                  36,049    36,248    36,126    36,342
                                            =======   =======   =======   =======
Dividends declared per common share         $   .18   $   .16   $   .36   $   .32
                                            =======   =======   =======   =======


                              ALIANT COMMUNICATIONS INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                                               Six Months Ended
                                                                   June 30
                                                               -----------------
                                                               1998         1997
                                                               ----         ----
                                                            (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                               $ 25,397     $ 25,166
                                                            --------     --------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                           27,327       24,615
      Net change in investments and other assets                 347       (2,375)
      Deferred income taxes                                      696       (2,505)
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                           2,603       (1,713)
         Other assets                                            261       (3,983)
         Accounts payable and accrued expenses                   153        2,179
         Minority interest                                        43          -
         Other liabilities                                    (2,186)        (369)
                                                            --------     --------
               Total adjustments                              29,244       15,849
                                                            --------     --------
               Net cash provided by operating activities      54,641       41,015
                                                            --------     --------
Cash flows from investing activities:
   Expenditures for property and equipment                   (39,896)     (17,261)
   Net salvage on retirements                                  7,594          283
                                                            --------     --------
               Net capital additions                         (32,302)     (16,978)

   Proceeds from sale of investments and other assets          1,692          299
   Purchases of investments and other assets                  (4,252)      (4,852)
   Purchases of temporary investments                           (949)        (698)
   Maturities and sales of temporary investments               1,065          865
   Acquisitions, net of cash acquired                        (23,105)         -
                                                            --------     --------
               Net cash used for investing activities        (57,851)     (21,364)
                                                            --------     --------
Cash flows from financing activities:
   Dividends to stockholders and premium on redemption
    of preferred stock                                       (13,006)     (11,770)
   Proceeds from issuance of long-term debt                  130,000       11,000
   Proceeds from issuance of notes payable                     5,000          -
   Retirement of preferred stock                              (4,499)         -
   Debt issuance cost                                           (909)         -

 (Continued on next page)

                             ALIANT COMMUNICATIONS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                    (UNAUDITED)

                                                               Six Months Ended
                                                                   June 30
                                                               -----------------
                                                               1998         1997
                                                               ----         ----
                                                           (Dollars in Thousands)

   Payments of long-term debt                               (106,500)     (13,362)
   Net purchases and sales of common and treasury stock      (12,168)      (3,700)
                                                            --------     --------
               Net cash used in financing activities          (2,082)     (17,832)
                                                            --------     --------
Net increase (decrease) in cash and cash equivalents          (5,292)       1,819
Cash and cash equivalents at beginning of year                27,867       25,290
                                                            --------     --------
Cash and cash equivalents at end of quarter                 $ 22,575     $ 27,109
                                                            ========     ========

Supplemental disclosures of cash flow information:
      Interest paid                                         $  2,009     $  4,352
                                                            ========     ========
      Taxes paid                                            $ 18,557     $ 21,139
                                                            ========     ========

                   ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The unaudited interim financial statements include the consolidated statements of the Company. The Company has the following wholly-owned subsidiaries: Aliant Communications Co. (Telco); Aliant Cellular Inc. (Cellular); Aliant Systems Inc. (Systems); Prairie Communications, Inc. (Prairie); Aliant Midwest Inc. (Midwest); and Aliant Network Services Inc. (Network). As of February 27, 1998, Cellular and Prairie combined own 100% of Omaha Cellular General Partnership (OCGP), which has a controlling interest in Omaha Cellular Limited Partnership (OCLP). In the opinion of management of the Company, its respective financial statements reflect all adjustments necessary for a fair presentation of results of operations, financial position, and cash flows. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring.

Certain prior period items have been reclassified to conform to the 1998 format. Most significantly, the Company reclassified wholesale services from Other Wireline Communications Services revenue to Access and Wholesale Services revenue.

(2) CHANGE IN LONG-TERM DEBT STRUCTURE

The Company sold $100 million of senior unsecured 6 3/4% notes in a public debt offering. The bonds are dated April 1, 1998, and will mature on April 1, 2028. Interest is payable every six months on April 1 and October 1. Further information about the new long-term debt structure is presented under the section entitled "Liquidity and Capital Resources" in Management's Discussion and Analysis below.

(3) INVESTMENT IN OMAHA CELLULAR MARKET

Effective February 27, 1998, the Company completed the acquisition of the remaining 50% of OCGP, which at March 31, 1998, owned 55.82% of OCLP and manages that operation. The purchase price was approximately $15 million, and the transaction was accounted for as a purchase. Beginning March 1, 1998, OCLP's operating revenues and expenses are consolidated with those of the Company's other activities. OCLP, doing business as Aliant Cellular-Omaha, provides cellular communications services in the Omaha Metropolitan Statistical Area (MSA). On April 28, 1998, OCGP purchased an additional 25.93% of OCLP from other limited partners for approximately $24 million, bringing the Company's ownership of OCLP to 81.75%. This transaction was also accounted for as a purchase. OCLP has a definitive agreement to purchase the remaining 18.25% of the partnership between January 1 and June 30, 1999 from the other remaining limited partner. Upon completion of this purchase, the Company will be the sole owner of OCLP. Further information about the Company's acquisition is presented under the section entitled "Managed Cellular Markets" in Management's Discussion and Analysis below.

(4) SUPPLEMENTAL CASH FLOW DISCLOSURES

In connection with the February 27, 1998 OCGP purchase and the April 28, 1998 purchase of other limited partners, the following assets were acquired, liabilities assumed, and long-term debt issued:

                                                                   4/28/98
                                                       2/27/98     Limited
                                                        OCGP       Partner
(Dollars in thousands)                                Purchase     Purchase
----------------------                                --------     --------
  Property plant & equipment                         $(35,919)    $   --
  Price in excess of cost of net assets acquired      (30,507)     (16,464)
  Notes payable                                         3,500         --
  Prior investment in OCGP                              1,420         --
  Minority interest                                    13,590       (7,925)
  Retirement of PIK debt                               48,678         --
  Other assets and liabilities - OCGP                 (17,623)        --
  Other assets and liabilities - OCLP                   3,145         --
  Issuance of note payable                             15,000         --
                                                     --------     --------
  Increase (decrease) in cash                        $  1,284     $(24,389)
                                                     ========     ========

(5) RETIREMENT OF TELCO FIRST MORTGAGE BONDS

Effective May 1, 1998, the Company redeemed approximately $47.5 million of Telco first mortgage bonds at an interest rate of 9.91 percent, including a premium of approximately $3.5 million. This premium resulted in a $2.1 million after-tax charge to earnings in second quarter 1998. Further information about the retirement is presented under the section entitled "Liquidity and Capital Resources" in Management's Discussion and Analysis below.

(6) REDEMPTION OF TELCO PREFERRED STOCK

Effective May 15, 1998, the Company began redeeming Telco's 5% preferred stock ($100 par value) at a redemption price of $105 per share, plus an accrued dividend of $0.63. Further information about the redemption is presented under the section entitled "Liquidity and Capital Resources" in Management's Discussion and Analysis below.

(7) ACCOUNTING PRONOUNCEMENT

FAS 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard also requires disclosure of the total of comprehensive income in interim financial statements. The Company adopted the provisions of FAS 130 effective January 1, 1998. For the period ended June 30, 1998, the Company does not have any elements of comprehensive income other than the elements currently recognized in the consolidated statement of earnings.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables summarize information from the Company's statements of earnings.

Revenues
--------
                      Three Months Ended June 30         Six Months Ended June 30
                     -----------------------------     -----------------------------
(Dollars in 000s)    1998     1997     Change    %      1998     1997   Change    %
-----------------    ----     ----    -------------     ----     ----  -------------
Telephone revenues:
 Local network     $21,931  $19,841  $ 2,090   10.5 $ 43,260 $ 39,183 $ 4,077   10.4
 Access & wholesale 15,047   14,384      663    4.6   29,330   29,770    (440)  (1.5)
 Long distance       7,941    7,873       68    0.9   16,306   15,724     582    3.7
 Other wireline      7,911    6,974      937   13.4   15,558   13,250   2,308   17.4
                   -------  -------  -------        -------- -------- -------
  Total telephone
  revenues          52,830   49,072    3,758    7.7  104,454   97,927   6,527    6.7

Wireless            32,373   19,631   12,742   64.9   54,199   36,377  17,822   49.0
Equipment sales
 and service         4,692    4,193      499   11.9    9,447    8,733     714    8.2
Intercompany        (3,851)  (2,260)  (1,591) (70.4)  (6,946)  (4,213) (2,733) (64.9)
                   -------  -------  -------         -------- -------- -------
  Total operating
  revenues         $86,044  $70,636  $15,408   21.8 $161,154 $138,824 $22,330   16.1

All comparisons made in the following section are of the second quarter and six-month periods of 1998, respectively, with the same periods in 1997.

Local network services revenue increased $2,090,000 (10.5%) and $4,077,000 (10.4%). Basic local services revenue constituted $1,096,000 and $2,478,000 of the increases. The basic local revenue increase was due to several factors. First, residential revenue grew due to an increase in residential basic local service rates effective May 16, 1998. This was offset by a comparable decrease in business basic local service rates. Second, additional installations of second phone lines contributed to the rise in residential revenues, with a 19.1% increase in second lines.
Third, business and Centrex services continued to contribute to the growth in basic local revenue. Fourth, expanded area service revenue grew by $370,000 (18.4%) and $763,000 (19.2%), resulting from a July 1997 rate increase. Fifth, basic residential rates were increased approximately 10%, effective March 23, 1997. Telco access lines in service increased to 274,856, up 8,087 lines (3.0%) from June 30, 1997.

The local network services revenue increase was also affected by private line revenue increasing $228,000 (38.7%) and $478,000 (43.6%), due to new Integrated Services Digital Network (ISDN) revenue and to growth. Enhanced services revenue, consisting of custom calling features, Custom Local Area Signaling Services (CLASS) and voice mail, continued its strong growth with $392,000 (30.6%) and $755,000 (30.0%) increases.

Access and wholesale services revenue increased $663,000 (4.6%) and decreased $440,000 (1.5%). The second quarter increase was due to an increase in access minutes of use, and to the contribution of wholesale services revenue. Access minutes of use reached a total of 545.7 million minutes in the first six months of 1998, compared to 503.6 million minutes for the same period in 1997, a 10.9% increase for the comparative quarter and an 8.4% year-to-date increase. Wholesale services revenue, which represents Network's revenue, increased $453,000 and $658,000. The six-month decrease was due to a decrease in intrastate access charges which occurred concurrently with the previously mentioned March 23, 1997 residential basic local service rate increase. Intrastate access rates were further reduced on May 16, 1998, coinciding with local service rate increases.

Long distance services revenue increased $68,000 (.9%) and $582,000 (3.7%), even though intraLATA rates were reduced on March 23, 1997, and again on May 16, 1998. The increases are due to an ongoing marketing effort to gain market share from residential and larger business long distance users.

Other wireline communications services revenue includes directory advertising and sales, carrier billing and collections, data communications, public paystations, and miscellaneous items. This revenue category increased $937,000 (13.4%) and $2,308,000 (17.4%). Data communications growth is up $630,000 (40.7%) and $1,179,000 (39.1%), mainly due to the growth of Navix, the Company's Internet access service. Directory advertising revenue also increased by $307,000 and $767,000, substantially due to a rate increase for directory advertising in the Company's latest directory editions.

Wireless communications services revenue increased $12,742,000 (64.9%) and $17,822,000 (49.0%). As a result of increased ownership in the Omaha market mentioned previously, operating revenues from the Omaha MSA are included in the Company's operating revenues beginning March 1, 1998.
Prior to that time, the Company's portion of the net results from OCLP were reported in non-operating income from investments. The inclusion of OCLP contributed $9,091,000 and $11,814,000 of the total wireless revenue increases. Customer lines in the total cellular market increased by 47,371 (20.3%) since June 30, 1997.

Telephone equipment sales and services revenue increased $499,000 (11.9%) and $714,000 (8.2%). The increase is mainly due to a July 1997 rate increase for inside wire maintenance.

Overall, Company operating revenues increased $15,408,000 (21.8%) and $22,330,000 (16.1%).

Operating Expenses
------------------
                      Three Months Ended June 30         Six Months Ended June 30
                     -----------------------------     -----------------------------
(Dollars in 000s)    1998     1997    Change    %      1998     1997   Change    %
-----------------    ----     ----   -------------     ----     ----   -------------
Depreciation and
 amortization      $14,249  $12,594  $ 1,655   13.1 $ 26,836 $ 24,600 $ 2,236    9.1
Other operating     47,492   36,666   10,826   29.5   89,099   73,500  15,599   21.2
Other taxes          1,179    1,134       45    4.0    2,270    2,101     169    8.0
Intercompany        (3,851)  (2,260)  (1,591) (70.4)  (6,946)  (4,213) (2,733) (64.9)
                   -------  -------  -------        -------- -------- -------
   Total           $59,069  $48,134  $10,935   22.7 $111,259 $ 95,988 $15,271   15.9

Depreciation and amortization expense increased $1,655,000 (13.1%) and $2,236,000 (9.1%). The inclusion of OCLP in consolidated earnings contributed $1,379,000 and $1,851,000 of the increase in depreciation. The addition of depreciable assets primarily in Cellular, Midwest and Network contributed the remaining increases.

Other operating expenses increased by $10,826,000 (29.5%) and $15,599,000 (21.2%). The increase is largely a result of the growth of cellular operations expenses, due to significant growth in cellular services and to the inclusion of OCLP in consolidated earnings. Total cellular operations expenses increased by $6,699,000 and $8,709,000, and $4,343,000 and
$5,793,000 of those increases were attributable to the inclusion of OCLP. Navix expenses grew $627,000 and $1,241,000 due to the continued growth of Navix Internet service. Midwest contributed $1,096,000 and $2,049,000 of operating expenses as a result of start-up costs.

Overall, Company operating expenses increased $10,935,000 (22.7%) and $15,271,000 (15.9%).

Non-Operating Income and Expense
--------------------------------
                       Three Months Ended June 30        Six Months Ended June 30
                     -----------------------------     -----------------------------
(Dollars in 000s)    1998     1997    Change    %      1998     1997   Change    %
-----------------    ----     ----   -------------     ----     ----   -------------
Income from
 interest and
 other investments $   979  $ 1,938  $  (959) (49.5) $ 2,769  $ 3,948 $(1,179) (29.9)
Minority interest      613        0      613    0.0      971        0     971    0.0
Other deductions       385      173      212  122.5      626      498     128   25.7
Interest expense     2,978    2,223      755   34.0    5,191    4,402     789   17.9
                   -------  -------  -------         -------  ------- -------
   Total           $ 2,997  $   458  $ 2,539  554.4  $ 4,019  $   952 $ 3,067  322.2

Income from interest and other investments decreased by $959,000 (49.5%) and $1,179,000 (29.9%). Prior to March 1998, this category included the Company's portion of the net results of OCLP. Since March 1, 1998, OCLP has been consolidated into operations.

Minority interest represents the portion of the net results of OCLP that is not owned by the Company, which was 44.2% beginning March 1, 1998, and 18.25% effective April 1, 1998.

Income Taxes
------------
Income taxes increased $746,000 (8.4%) and $1,664,000 (10.0%).  The increases are proportionate to the increases in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company defines liquidity as its ability to generate resources to finance business expansion, construct capital assets, pay its current obligations, and pay dividends. Telco's operations have historically provided a stable source of cash flow which has helped the Company make capital improvements. In order to provide cash for various needs described below, the Company recently issued $100 million in long-term debt effective April 1, 1998, from its $250 million debt shelf registration. The Company can also obtain external financing through existing committed bank lines of credit. Consequently, no funding difficulties are anticipated.

Net cash provided by Company operating activities was $54,641,000 for the first six months of 1998 compared to $41,015,000 for the first six months of 1997. The principal factors involved in the increase were an increase in operating income before depreciation and amortization, and a decrease in accounts receivable. Cash from operating activities is the Company's primary source of liquidity, and it funds primarily capital expenditures and dividends. During the six-month period ended June 30, 1998 cash provided by operating activities, less dividends paid, exceeded capital expenditures.

Net cash used for Company investing activities was $57,851,000 and $21,364,000 for the six months ended June 30, 1998 and 1997. The increase was largely due to the previously mentioned cellular acquisitions.

Capital expenditures for the first six months of 1998 were $39,896,000.
The Company's capital expenditures increased $22,635,000 for the first six months of 1998 compared to 1997. Total capital additions for both new and updated networks and communications facilities for 1998 are projected to be $80,000,000 for the Company.

Net cash used in Company financing activities was $2,082,000 and $17,832,000 for the six months ended June 30, 1998 and 1997. The decrease was largely due to the issuance of long-term debt.

The Company's consolidated debt to cash flow ratio was 1.05 to 1.00, its consolidated debt to capital ratio was 1.00 to .74, and its EBITDA to interest expense ratio was 24.30 to 1.00.

At June 30, 1998, the Company had $136.0 million of long-term debt, consisting of the following:

   -  $100.0 million senior unsecured 6 3/4% notes due April 1, 2028.
   - A $22.0 million variable rate term loan due July 6, 2000, with 13 consecutive quarterly installments commencing on September 15, 1997.
   - A $22.0 million revolving loan due July 1, 1999. This loan was arranged in accordance with the credit agreement described below.
   -  Excludes current installments of long-term debt of $8.0 million.

The Company filed a $250 million debt shelf registration statement with the Securities and Exchange Commission on February 23, 1998. This will allow the Company to offer and sell from time to time, debentures, notes, and/or other unsecured evidences of indebtedness at an aggregate initial offering price not to exceed $250 million.

In accordance with the $250 million debt shelf registration, the Company sold $100 million of senior unsecured 6 3/4% notes in a public debt offering. The bonds are dated April 1, 1998 and will mature on April 1, 2028. Interest is payable every six months on April 1 and October 1. The proceeds were used as follows in second quarter 1998: (a) to repay the $15 million revolving loan that was incurred in order to acquire the remaining 50% interest in OCGP; (b) to redeem approximately $47.5 million of Telco first mortgage bonds at an interest rate of 9.91 percent, including a premium of approximately $3.5 million; (c) to redeem all of the outstanding Telco 5% preferred stock, including a redemption premium of approximately $225,000; and (d) to repay approximately $31 million of other bank debt. The debt issue is rated AA+ by Standard and Poor's and A2 by Moody's.

As of July 6, 1998, the Company and its subsidiaries renewed previously existing credit facilities aggregating $75.0 million of borrowing capacity with several banks. The maturity date for all such facilities is July 1, 1999. At July 31, 1998, the Company had utilized $38.0 million of said borrowing capacity. Interest on all such borrowings accrues on a LIBOR-based pricing formula.

The Company will require cash for Network to build and operate fiber optic transmission facilities outside of Telco's traditional service area. Capacity on the network is leased to long distance and wireless carriers. The Company expects to finance these planned expenditures primarily through internally provided sources.

The Board of Directors has authorized the Company to purchase 1,500,000 shares of its common stock since April 24, 1991, and the shares are purchased from time to time as market conditions warrant. During second quarter 1998, 510,030 shares were purchased. As of June 30, 1998, a total of 175,000 shares remain available for purchase under authority of the most recent Board of Directors resolution, dated May 28, 1997. These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan, and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

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

Telco received a bona fide request on January 9, 1998, from US West Communications, Inc. (US West) to negotiate an interconnection agreement. After interconnection terms and conditions have been negotiated pursuant to the Telecommunications Act of 1996 (the Act), and the Nebraska Public Service Commission (NPSC) approves such interconnection agreements, it is expected that US West will be in a position to offer competitive local exchange services within the Company's traditional ILEC market. On June 23, 1998, US West filed a petition with the NPSC seeking permission to offer interLATA long distance service in Nebraska. The NPSC has 90 days from that date to determine if US West meets FCC requirements for offering long distance service. On August 3, 1998, Telco received a second bona fide request for interconnection. This request came from Nebraska Telecommunications and Technology (NTT), which is a consortium of small Nebraska local exchange carriers. This request will be handled on a similar time frame as that received from US West. Other carriers may make such requests to seek to establish Competitive Local Exchange Carrier
(CLEC) operations in Telco's operating area in the future.

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

On March 10, 1998, Telco received approval of its application with the NPSC to increase Telco's residential basic local service rates to $16.35 per month (previous residential rates ranged from $11.00 to $13.75 per month). This increase was implemented on May 16, 1998. Approval of this rate increase is important to Telco's efforts to respond to the competitive environment required by the Act. Competitive market forces require Telco to bring prices for residential basic local exchange service closer to actual cost, and to lower rates for business customers who are especially attractive to potential competitors. The additional revenue generated by such increase is being offset by (a) reductions in Telco's business basic local service rates to $31.40 per month (previous business rates ranged from $33.00 to $39.00 per month); (b) the elimination of a separate touch tone charge ($.50 and $1.50 per month for residential and business customers, respectively); (c) the reduction of day time intraLATA toll rates from $.18 per minute to $.13 per minute; and (d) the reduction of intraLATA access charges by approximately $900,000 per year. Telco has estimated that the net impact of all these changes will be immaterial to revenues. Revenue neutrality is required by Nebraska Statute 86-803(9), under which Telco filed its rate application.

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

A petition has been filed to place on the general election ballot for Nebraska's November 3, 1998 general election a proposal to authorize the NPSC to remove subsidies from intrastate access rates and base those rates on forward-looking costs. Based on preliminary indications, it appears that the number of signatures submitted will be sufficient to place this proposal on the general election ballot. Telco has taken the position that, while state subsidies should be removed in a competitive telecommunications environment, it is important that a universal service funding mechanism, similar to the FCC's Subscriber Line Charge, be in place before access charge rates are reduced. Telco is, therefore, opposed to the proposal as it is currently worded and supports resolution of this issue through the NPSC regulatory process. If adopted without any universal service funding mechanism, the proposal could lead to an annual revenue loss for Telco, based on fiscal 1997 figures, of approximately $16,000,000. However, Telco would expect to fully offset any such annual revenue loss through the rate rebalancing mechanism or through the Nebraska Universal Service Fund.

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

MANAGED CELLULAR MARKETS

The Company owns and manages cellular markets providing service in the Lincoln MSA (held by Telco) and 89 of the other 92 counties in Nebraska. These markets contain approximately 231,000 and 848,000 POPs (potential customers), respectively. OCLP, a limited partnership doing business as Aliant Cellular-Omaha, provides service in the Omaha MSA containing approximately 634,000 POPs. The Company has an interest (50% prior to February 27, 1998 and 100% thereafter) in OCGP which owned 55.82% of OCLP at March 31, 1998, and manages that operation. Effective April 1998, OCGP increased its interest in OCLP from 55.82% to 81.75%. On April 28, 1998, OCGP completed the purchase of the interests of several of the limited partners for approximately $24 million. Beginning in March 1998, Omaha's operating revenues and expenses are consolidated with those of the Company's other activities, and the net results from Omaha attributable to other partners are separately reported as minority interest. Prior to March 1998, the Company's portion of Omaha's net results was included with income from investments.

As of June 30, 1998, there were 281,210 customer lines in service in these three markets, compared to 233,839 a year earlier. Penetration rates (subscribers compared to POPs) achieved were 23.4% in Lincoln, 16.7% in the rural areas of Nebraska, and 13.5% in Omaha. Earnings before interest, income taxes, depreciation and amortization (EBITDA) totaled $16,296,000 and $29,347,000 for the second quarter and six months of 1998, respectively, compared to $14,640,000 and $25,781,000 in the same periods in 1997. Net operating income was $12,264,000 and $21,741,000, an increase of $807,000 (7.0%) and $2,209,000 (11.5%).

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

FAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998. FAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. FAS 132 is effective for periods beginning after December 15, 1997. Management believes that adopting this accounting pronouncement in 1998 will not have a significant effect on the level of disclosures in its consolidated financial statements.

FAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates adopting this accounting pronouncement in 2000; however, management believes it will not have a significant impact on the Company's annual consolidated financial statements.

YEAR 2000

The Company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. The Company has begun to incur expenses for this change by utilizing internal resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by mid 1999, allowing time for testing. The current estimate of total year 2000 compliance costs is approximately 24,000 person hours at an approximate cost of $1.3 million with 16,000 hours of labor completed to date. Virtually all of the year 2000 compliance costs are due to reprogramming, since all switching equipment will be year 2000 compliant without significant cost to the Company. The estimated costs are not expected to significantly affect operating results or the financial condition of the Company in 1998 and 1999.

The Company is in the process of inquiring as to the progress of its major vendors and suppliers regarding their year 2000 compliance. The Company is monitoring its vendors and suppliers closely with the intent of confirming their year 2000 compliance with sufficient time for testing.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This filing may contain "forward-looking" statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These statements contain potential risks and uncertainties that may cause the actual results, performance, achievements, plans, and objectives of the Company to be materially different from any future results, performance, achievements, plans, and objectives expressed or implied by such forward-looking statements.

Important assumptions and other important factors that could cause actual results to differ from those set forth in the forward-looking information are discussed in this report and in other reports filed by the Company with the Securities and Exchange Commission and include, but are not limited to: changes in the national and local economic and market conditions; demographic changes; the size and growth of the overall telecommunications market; changes in competition in markets in which the Company operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; the need for regulatory approval to make acquisitions or undertake certain other activities, including rate re-balancing; changes in business strategy or development plans; pending and future litigation; availability of future financing; start-up of Personal Communications Services operations; new product and service development and introductions; changes in consumer preferences; and unanticipated changes in growth in cellular customer, penetration rates, churn rates, and the mix of products and services offered in the Company's markets. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

PART II -    OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------
The Company filed a federal trademark infringement lawsuit against a Wisconsin company known as Interstate Energy Corporation, and the lawsuit will go to trial October 5, 1998. The lawsuit is the result of the Wisconsin company choosing a new name, Alliant Corp., for its expanding utilities business. The Company believes that use of that name will lead to customer confusion, due to the geographic proximity of the companies and their customers, and due to the similarity of products and services provided; and investor confusion, due to the similarity of stock symbols and convergence taking place in the utilities industry. A U.S. District Judge has issued a preliminary injunction ordering Interstate Energy Corporation to refrain from advertising its proposed name and conducting a shareholder's meeting to change its name until the trademark lawsuit is heard.

Item 2 - Changes in Securities
------------------------------
Effective May 15, 1998, the 5% preferred stock ($100 par value per share) of Telco was redeemed in its entirety. The redemption price was $105.63 per share (par plus a redemption premium of $5.00 per share plus the accrued dividend).

Item 5 - Other Information
--------------------------
The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (Rule 14a-8), for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is November 20, 1998. Notice to the Company of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely if received by the Company before January 18, 1999 or after February 12, 1999, and the persons named in the proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to any such proposal as to which the Company does not receive timely notice.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits
    27. Financial Data Schedules (filed electronically with the SEC)

(b) Reports on Form 8-K
    Current report on Form 8-K as filed on April 1, 1998, reporting the Registrant's announcement that it completed an offering of $100 million aggregate principal amount of its 6 3/4% notes due April 1, 2028.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Aliant Communications Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Aliant Communications Inc.
                                --------------------------
                                       (Registrant)





       August 14, 1998              /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





       August 14, 1998              /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer

                  ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                         EXHIBIT INDEX TO FORM 10-Q

Exhibit No.                  Title                                Page No.
-----------                  -----                                --------

    27                Financial Data Schedule                        *
                         Aliant Communications Inc.