Form 10-Q
period 1998-09-30
ALIANT COMMUNICATIONS INC
filed 1998-11-16
CIK 320446

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
                      --------------------------------------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended September 30, 1998

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

                           Yes    X        No
                                -----           -----

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

       Class of Common Stock            Outstanding at October 31, 1998
           $.25 par Value                        35,635,910

                ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS

                                                                      Page

INTRODUCTION                                                           1

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                   2
          Consolidated Statements of Earnings                           4
          Consolidated Statements of Cash Flows                         6

          CONDENSED NOTES TO FINANCIAL STATEMENTS                       8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          10

PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings                                   21
          Item 2.  Changes in Securities                               21
          Item 3.  Defaults upon Senior Securities                     *
          Item 4.  Submission of Matters to a Vote of
                    Security Holders                                   *
          Item 5.  Other Information                                   21
          Item 6.  Exhibits and Reports on Form 8-K                    21
--------------------
          * Denotes none or not applicable.


SIGNATURES                                                             22

                               INTRODUCTION

The unaudited interim financial statements presented herein include the consolidated statements of Aliant Communications Inc. and its subsidiaries (the Company). The unaudited statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. The Company's condensed consolidated balance sheet at December 31, 1997 was derived from the Company's audited consolidated balance sheet as of that date. The Company's financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K of the Company for the year ended December 31, 1997, and the current year's previously issued Forms 10-Q, which are incorporated by reference.

Item 1 - Financial Statements
                             ALIANT COMMUNICATIONS INC.
                            CONSOLIDATED BALANCE SHEETS

                                                  September 30,
                                                      1998        December 31,
                                                   (Unaudited)        1997
                                                  -------------   ------------
                                                      (Dollars in Thousands)
ASSETS
------
Current assets:

     Cash and cash equivalents                       $ 21,802       $ 27,867

     Temporary investments                              3,577          3,693

     Accounts receivable and other                     68,227         61,035
                                                     --------       --------
        Total current assets                           93,606         92,595

Property and equipment less accumulated
 depreciation and amortization                        308,242        258,955

Investments and other assets                          187,843        176,052

Deferred charges                                       20,039         20,040
                                                     --------       --------

     Total assets                                    $609,730       $547,642
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:

     Notes payable to banks                          $ 16,000       $ 11,000

     Current installment of long-term debt              9,000          8,000

     Accounts payable and accrued liabilities        $ 74,283         65,782
                                                     --------       --------
        Total current liabilities                      99,283         84,782

Deferred credits and other long-term liabilities       64,605         61,363

Long-term debt, excluding current installment         131,000         94,000

Minority interest                                       5,197            -

(Continued on next page)

                             ALIANT COMMUNICATIONS INC.
                         CONSOLIDATED BALANCE SHEETS (Cont'd)


                                                  September 30,
                                                      1998        December 31,
                                                   (Unaudited)        1997
                                                  -------------   ------------
                                                      (Dollars in Thousands)

Preferred stock, 5%, redeemable                      $     -        $  4,499

Stockholders' equity                                  309,645        302,998
                                                     --------       --------

     Total liabilities and stockholders' equity      $609,730       $547,642
                                                     ========       ========


                             ALIANT COMMUNICATIONS INC.
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                     (UNAUDITED)

                                               Three Months         Nine Months
                                            Ended September 30   Ended September 30
                                            ------------------   ------------------
                                              1998      1997       1998      1997
                                              ----      ----       ----      ----
(Dollars in Thousands Except Per Share Data)
Operating revenues:
  Telephone revenues:
    Local network services                  $22,903   $20,682    $66,163   $59,865
    Access and wholesale services            14,599    14,430     43,929    44,200
    Long distance services                    8,187     7,973     24,493    23,697
    Other wireline communications services    8,934     7,850     24,492    21,100
                                            -------   -------    -------   -------
      Total telephone revenues               54,623    50,935    159,077   148,862

  Wireless communications services           32,813    19,969     87,012    56,346
  Telephone equipment sales and services      5,422     4,985     14,869    13,718
  Intercompany revenues                      (3,752)   (2,323)   (10,698)   (6,536)
                                            -------   -------    -------   -------
      Total operating revenues               89,106    73,566    250,260   212,390
                                            -------   -------    -------   -------
Operating expenses:
   Depreciation and amortization             14,642    12,902     41,478    37,502
   Other operating expenses                  48,729    38,276    137,828   111,776
   Taxes, other than payroll and income       1,211     1,170      3,481     3,271
   Intercompany expenses                     (3,752)   (2,323)   (10,698)   (6,536)
                                            -------   -------    -------   -------
      Total operating expenses               60,830    50,025    172,089   146,013
                                            -------   -------    -------   -------
      Operating income                       28,276    23,541     78,171    66,377
                                            -------   -------    -------   -------
Non-operating income and expense:
   Income from interest and other investments   849     2,054      3,618     6,002
   Minority interest                            551       -        1,522       -
   Other deductions                             461       128      1,087       626
   Interest expense                           2,651     2,157      7,842     6,559
                                            -------   -------    -------   -------
      Net non-operating expense               2,814       231      6,833     1,183
                                            -------   -------    -------   -------
      Income before income taxes and
       extraordinary item                    25,462    23,310     71,338    65,194
Income taxes                                 10,377     9,315     28,759    26,033
                                            -------   -------    -------   -------
      Income before extraordinary item       15,085    13,995     42,579    39,191

(Continued on next page)

                             ALIANT COMMUNICATIONS INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS (Cont'd)
                                    (UNAUDITED)

                                               Three Months         Nine Months
                                            Ended September 30   Ended September 30
                                            ------------------   ------------------
                                              1998      1997       1998      1997
                                              ----      ----       ----      ----
(Dollars in Thousands Except Per Share Data)

Extraordinary item, net of income tax       $   -     $   -      $(2,097)  $   -
                                            -------   -------    -------   -------
      Net income                             15,085    13,995     40,482    39,161
Preferred dividends                             -          57        310       169
                                            -------   -------    -------   -------
      Earnings available
       for common shares                    $15,085   $13,938    $40,172   $38,992
                                            =======   =======    =======   =======

Basic and diluted earnings per common share:
   Earnings before extraordinary item       $   .43   $   .39    $  1.18   $  1.08
   Extraordinary item                            -         -        (.06)       -
                                            -------   -------    -------   -------
      Earnings per common share             $   .43   $   .39    $  1.12   $  1.08
                                            =======   =======    =======   =======

Weighted average common shares
 outstanding (in thousands)                  35,637    36,178     35,961    36,286
                                            =======   =======    =======   =======
Dividends declared per common share         $   .18   $   .17    $   .54   $   .49
                                            =======   =======    =======   =======

                              ALIANT COMMUNICATIONS INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                                               Nine Months Ended
                                                                  September 30
                                                               -----------------
                                                               1998         1997
                                                               ----         ----
                                                            (Dollars in Thousands)
Cash flows from operating activities:
   Net income                                               $ 40,482     $ 39,161
                                                            --------     --------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                           42,282       37,597
      Net change in investments and other assets                 264       (3,759)
      Deferred income taxes                                      968         (986)
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                           1,506       (5,182)
         Other assets                                         (1,778)      (4,265)
         Accounts payable and accrued expenses                   436         (770)
         Minority interest                                      (468)         -
         Other liabilities                                     1,500         (603)
                                                            --------     --------
               Total adjustments                              44,710       22,032
                                                            --------     --------
               Net cash provided by operating activities      85,192       61,193
                                                            --------     --------
Cash flows from investing activities:
   Expenditures for property and equipment                   (59,689)     (31,905)
   Net salvage on retirements                                  8,515          350
                                                            --------     --------
               Net capital additions                         (51,174)     (31,555)

   Proceeds from sale of investments and other assets          1,693          312
   Purchases of investments and other assets                  (4,252)      (4,466)
   Purchases of temporary investments                           (949)      (1,338)
   Maturities and sales of temporary investments               1,065        2,225
   Acquisitions, net of cash acquired                        (23,105)         -
                                                            --------     --------
               Net cash used for investing activities        (76,722)     (34,822)
                                                            --------     --------
Cash flows from financing activities:
   Dividends to stockholders and premium on redemption
    of preferred stock                                       (19,460)     (17,619)
   Proceeds from issuance of long-term debt                  130,000       11,000
   Proceeds from issuance of notes payable                     5,000          -
   Retirement of preferred stock                              (4,499)         -
   Debt issuance cost                                           (909)         -

 (Continued on next page)

                              ALIANT COMMUNICATIONS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                      (UNAUDITED)

                                                               Nine Months Ended
                                                                  September 30
                                                               -----------------
                                                               1998         1997
                                                               ----         ----
                                                           (Dollars in Thousands)

   Payments of long-term debt                              $(110,500)   $ (16,362)
   Net purchases and sales of common and treasury stock      (14,167)      (4,471)
                                                            --------     --------
               Net cash used in financing activities         (14,535)     (27,452)
                                                            --------     --------
Net decrease in cash and cash equivalents                     (6,065)      (1,081)
Cash and cash equivalents at beginning of year                27,867       25,290
                                                            --------     --------
Cash and cash equivalents at end of quarter                $  21,802    $  24,209
                                                           =========    =========

Supplemental disclosures of cash flow information:
      Interest paid                                        $   2,882    $   5,582
                                                           =========    =========
      Taxes paid                                           $  26,225    $  29,589
                                                           =========    =========

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
                                                   ========     ========

(5) RETIREMENT OF TELCO FIRST MORTGAGE BONDS

Effective May 1, 1998, the Company redeemed approximately $47.5 million of Telco first mortgage bonds at an interest rate of 9.91 percent, including a premium of approximately $3.5 million. This premium resulted in a $2.1 million extraordinary after-tax charge to earnings in second quarter 1998. Further information about the retirement is presented under the section entitled "Liquidity and Capital Resources" in Management's Discussion and Analysis below.

(6) REDEMPTION OF TELCO PREFERRED STOCK

Effective May 15, 1998, the Company began redeeming Telco's 5% preferred stock ($100 par value) at a redemption price of $105 per share, plus an accrued dividend of $0.63. Further information about the redemption is presented under the section entitled "Liquidity and Capital Resources" in Management's Discussion and Analysis below.

(7) ACCOUNTING PRONOUNCEMENT

FAS 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard also requires disclosure of the total of comprehensive income in interim financial statements. The Company adopted the provisions of FAS 130 effective January 1, 1998. For the period ended September 30, 1998, the Company does not have any elements of comprehensive income other than the elements currently recognized in the consolidated statement of earnings.

(8) SUBSEQUENT EVENT

Effective October 1, 1998, the Company entered into a settlement agreement related to a federal trademark infringement lawsuit which will result in other non-operating income of approximately $3.4 million, net of legal fees and related expenses, in the fourth quarter of 1998.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables summarize information from the Company's statements of earnings.

Revenues
--------
                       Three Months Ended Sept 30       Nine Months Ended Sept 30
                      -----------------------------    ----------------------------
(Dollars in 000s)     1998     1997   Change     %      1998     1997  Change     %
-----------------     ----     ----   -------------     ----     ----  -------------
Telephone revenues:
 Local network     $22,903  $20,682  $ 2,221   10.7 $ 66,163 $ 59,865 $ 6,298   10.5
 Access & wholesale 14,599   14,430      169    1.2   43,929   44,200    (271)  (0.6)
 Long distance       8,187    7,973      214    2.7   24,493   23,697     796    3.4
 Other wireline      8,934    7,850    1,084   13.8   24,492   21,100   3,392   16.1
                   -------  -------  -------   ---- -------- -------- -------   ----
  Total telephone
  revenues          54,623   50,935    3,688    7.2  159,077  148,862  10,215    6.9

Wireless            32,813   19,969   12,844   64.3   87,012   56,346  30,666   54.4
Equipment sales
 and service         5,422    4,985      437    8.8   14,869   13,718   1,151    8.4
Intercompany        (3,752)  (2,323)  (1,429) (61.5) (10,698)  (6,536) (4,162) (63.7)
                   -------  -------  -------   ---- -------- -------- -------   ----
  Total operating
   revenues        $89,106  $73,566  $15,540   21.1 $250,260 $212,390 $37,870   17.8

All comparisons made in the following section are of the third quarter and nine-month periods of 1998, respectively, with the same periods in 1997.

Local network services revenue increased $2,221,000 (10.7%) and $6,298,000 (10.5%). Basic local services revenue constituted $1,360,000 and $3,837,000 of the increases. The basic local revenue increase was due to several factors. First, residential revenue grew due to an increase in residential basic local service rates effective May 16, 1998. This was offset by a comparable decrease in business basic local service rates. Second, additional installations of second phone lines contributed to the rise in residential revenues, with a 21.8% increase in second lines. Third, expanded area service revenue grew by $88,000 (3.9%) and $851,000 (13.6%), resulting from a July 1997 rate increase. Fourth, basic residential rates were increased approximately 10%, effective March 23, 1997. Telco access lines in service increased to 280,900, up 9,616 lines (3.5%) from September 30, 1997.

The local network services revenue increase was also affected by private line revenue increasing $305,000 (48.6%) and $782,000 (45.4%), due to new Integrated Services Digital Network (ISDN) revenue and to growth. Enhanced services revenue, consisting of custom calling features, Custom Local Area Signaling Services (CLASS) and voice mail, continued its growth with increases of $242,000 (16.0%) and $997,000 (24.7%).

Access and wholesale services revenue increased $169,000 (1.2%) and decreased $271,000 (0.6%). The third quarter decrease in access revenue of $220,000 was offset by a $389,000 increase in wholesale services revenue, which represents Network's revenue. The nine-month decrease was made up of a $1,318,000 decrease in access revenue and a $1,047,000 increase in wholesale services revenues. The access revenue decreases were due to several rate reductions, beginning with a decrease in intrastate access charges which occurred concurrently with the previously mentioned March 23, 1997 residential basic local service rate increase. Intrastate access rates were further reduced on May 16, 1998, coinciding with local service rate increases. Also, interstate switched access rates were reduced in July 1997, January 1998, and July 1998. Access minutes of use reached a total of 814.9 million minutes in the first nine months of 1998, compared to 760.5 minutes for the same period in 1997, a 4.8% increase for the comparative quarter and a 7.2% year-to-date increase.

Long distance services revenue increased $214,000 (2.7%) and $796,000 (3.4%), even though intraLATA rates were reduced on March 23, 1997, and again on May 16, 1998. The increases are due to an ongoing marketing effort to gain market share from larger business and residential long distance users.

Other wireline communications services revenue includes directory advertising and sales, carrier billing and collections, data communications, public paystations, and miscellaneous items. This revenue category increased $1,084,000 (13.8%) and $3,392,000 (16.1%). Data communications growth is up $771,000 (46.5%) and $1,951,000 (41.8%), primarily due to the growth of Navix, the Company's Internet access service. Directory advertising revenue also increased by $339,000 and $1,107,000, substantially due to a rate increase for directory advertising in the Company's latest directory editions.

Wireless communications services revenue increased $12,844,000 (64.3%) and $30,666,000 (54.4%). As a result of increased ownership in the Omaha market mentioned previously, operating revenues from the Omaha MSA are included in the Company's operating revenues beginning March 1, 1998.
Prior to that time, the Company's portion of the net results from OCLP were reported in non-operating income from investments. The inclusion of OCLP contributed $9,230,000 and $21,044,000 of the total wireless revenue increases. Customer lines in the total cellular market increased by 45,098 (18.4%) since September 30, 1997.

Telephone equipment sales and services revenue increased $437,000 (8.8%) and $1,151,000 (8.4%). The increase is mainly due to a July 1997 rate increase for inside wire maintenance.

Overall, Company operating revenues increased $15,540,000 (21.1%) and $37,870,000 (17.8%).

Operating Expenses
------------------
                       Three Months Ended Sept 30        Nine Months Ended Sept 30
                     ------------------------------    ------------------------------
(Dollars in 000s)    1998     1997    Change     %     1998     1997   Change     %
-----------------    ----     ----   --------------    ----     ----  ---------------
Depreciation and
 amortization      $14,642  $12,902  $ 1,740   13.5 $ 41,478 $ 37,502 $ 3,976   10.6
Other operating     48,729   38,276   10,453   27.3  137,828  111,776  26,052   23.3
Other taxes          1,211    1,170       41    3.5    3,481    3,271     210    6.4
Intercompany        (3,752)  (2,323)  (1,429) (61.5) (10,698)  (6,536) (4,162) (63.7)
                   -------  -------  -------   ---- -------- -------- -------   ----
   Total           $60,830  $50,025  $10,805   21.6 $172,089 $146,013 $26,076   17.9

Depreciation and amortization expense increased $1,740,000 (13.5%) and $3,976,000 (10.6%). The inclusion of OCLP in consolidated results contributed $1,498,000 and $3,350,000 of the increase in depreciation. The addition of depreciable assets primarily in Cellular, Midwest and Network contributed to the remaining increase.

Other operating expenses increased by $10,453,000 (27.3%) and $26,052,000 (23.3%). The increase is largely a result of the growth of cellular operations expenses, due to significant growth in cellular services and to the inclusion of OCLP in consolidated results. Total cellular operations expenses increased by $6,236,000 and $14,945,000, and $4,677,000 and
$10,470,000 of those increases were attributable to the inclusion of OCLP. Navix expenses grew $630,000 and $1,871,000 due to the continued growth of Navix Internet service. Midwest contributed $997,000 and $3,046,000 of operating expenses as a result of start-up costs and ongoing expenses.

Overall, Company operating expenses increased $10,805,000 (21.6%) and $26,076,000 (17.9%).

Non-Operating Income and Expense
--------------------------------
                      Three Months Ended Sept 30         Nine Months Ended Sept 30
                     ------------------------------    ------------------------------
(Dollars in 000s)    1998     1997    Change     %     1998     1997   Change     %
-----------------    ----     ----   --------------    ----     ----   --------------
Income from
 interest and
 other investments $   849  $ 2,054  $(1,205) (58.7) $ 3,618  $ 6,002 $(2,384) (39.7)
Minority interest      551        0      551     -     1,522        0   1,522     -
Other deductions       461      128      333  260.2    1,087      626     461   73.6
Interest expense     2,651    2,157      494   22.9    7,842    6,559   1,283   19.6
                   -------  -------  ------- ------  -------  ------- -------  -----
   Total           $ 2,814  $   231  $ 2,583     -   $ 6,833  $ 1,183 $ 5,650  477.6

Income from interest and other investments decreased by $1,205,000 (58.7%) and $2,384,000 (39.7%). Prior to March 1998, this category included the Company's portion of the net results of OCLP. Since March 1, 1998, OCLP has been consolidated into operations.

Minority interest represents the portion of the net results of OCLP that is not owned by the Company, which was 44.2% beginning March 1, 1998, and 18.25% effective April 1, 1998.

Interest expense increased by $494,000 (22.9%) and $1,283,000 (19.6%).  The increases resulted from additional debt for (1) the redemption of Telco preferred stock; (2) the retirement of Telco first mortgage bonds, including a $3.5 million redemption premium; and (3) the Omaha Cellular acquisitions. The interest expense increase was offset by the reduction from the replacement of 9.91% Telco first mortgage bond debt with 6.75% senior unsecured notes.

Income Taxes
------------
Income taxes increased $1,062,000 (11.4%) and $2,726,000 (10.5%).  The increases are proportionate to the increases in taxable income.

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

Net cash provided by Company operating activities was $85,192,000 for the first nine months of 1998 compared to $61,193,000 for the first nine months of 1997. The principal factors involved in the increase were an increase in operating income before depreciation and amortization, and a decrease in accounts receivable. Cash from operating activities is the Company's primary source of liquidity, and primarily funds capital expenditures and dividends. During the nine-month period ended September 30, 1998 cash provided by operating activities, less dividends paid, exceeded capital expenditures.

Net cash used for Company investing activities was $76,722,000 and $34,822,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase was largely due to the previously mentioned cellular acquisitions.

Capital expenditures for the first nine months of 1998 were $59,689,000, an increase of $27,784,000 compared to 1997. Total Company capital additions for both new and updated networks and communications facilities for 1998 are projected to be $80,000,000.

Net cash used in Company financing activities was $14,535,000 and $27,452,000 for the nine months ended September 30, 1998 and 1997, respectively. The decrease was largely due to the issuance of new long-term debt, part of the proceeds of which were used to retire other long-term debt in the manner explained below.

The Company's consolidated debt to cash flow ratio was .99 to 1.00, its consolidated debt to capital ratio was 1.00 to 2.82, and its EBITDA to interest expense ratio was 25.74 to 1.00.

At September 30, 1998, the Company had $131.0 million of long-term debt, consisting of the following:

   -  $100.0 million senior unsecured 6 3/4% notes due April 1, 2028.
   - A $20.0 million variable rate term loan due July 6, 2000, with 13 consecutive quarterly installments commencing on September 15, 1997.
   - A $20.0 million revolving loan due July 1, 1999. This loan was arranged in accordance with the credit agreement described below.
   -  Excludes current installments of long-term debt of $9.0 million.

The Company filed a debt shelf registration statement with the Securities and Exchange Commission on February 23, 1998 to enable the Company to offer and sell from time to time, up to an aggregate of $250 million in debentures, notes, and/or other unsecured evidences of indebtedness.

As part of the $250 million debt shelf registration, the Company sold $100 million of senior unsecured 6 3/4% notes in a public debt offering. The bonds are dated April 1, 1998 and will mature on April 1, 2028. Interest is payable every six months on April 1 and October 1. The proceeds were used as follows in second quarter 1998: (a) to repay the $15 million revolving loan that was incurred in order to acquire the remaining 50% interest in OCGP; (b) to redeem approximately $47.5 million of Telco first mortgage bonds at an interest rate of 9.91 percent, including a premium of approximately $3.5 million; (c) to redeem all of the outstanding Telco 5% preferred stock, including a redemption premium of approximately $225,000, for a total of approximately $4.7 million; and (d) to repay approximately $31 million of other bank debt. The debt issue is rated AA+ by Standard and Poor's and A2 by Moody's.

As of July 6, 1998, the Company and its subsidiaries renewed previously existing credit facilities aggregating $75.0 million of borrowing capacity with two banks. The maturity date for all such facilities is July 1, 1999. At October 31, 1998, the Company had utilized $36 million of said borrowing capacity. Interest on all such borrowings accrues on a LIBOR-based pricing formula.

The Company will require cash for Network to build and operate fiber optic transmission facilities outside of Telco's traditional service area. Capacity on the network is leased to long distance and wireless carriers. The Company expects to finance these planned expenditures primarily through internally provided sources.

The Board of Directors has authorized the Company to purchase 1,500,000 shares of its common stock since April 24, 1991, and the shares are purchased from time to time as market conditions warrant. During third quarter 1998, 2,000 shares were purchased. As of September 30, 1998, a total of 173,000 shares remain available for purchase under authority of the most recent Board of Directors resolution, dated May 28, 1997. These purchases are in addition to the purchases which the Company has been making for purposes of satisfying participant requirements under the Employee and Stockholder Dividend Reinvestment and Stock Purchase Plan, satisfying Employer Matching and Stock Bonus Contributions under the Company's 401(k) Savings and Stock Ownership Plan, and satisfying participant requirements under the Company's 1989 Stock and Incentive Plan.

A three-year labor contract with the Communications Workers of America
(CWA) was signed in October 1998 affecting approximately 650 Telco bargaining unit employees. Also, a four-year contract with the CWA was signed in May 1998 affecting approximately 60 Systems bargaining unit employees. Key elements of the Telco agreement include: (1) an 11.5 percent wage increase spread over the next three years with annual increases of 4 percent the first two years and 3.5 percent the final year;
(2) increased pension benefits for employees retiring after January 1, 1999; and (3) a Company match to bargaining unit employees who contribute to the 401(k) Savings Plan. The Systems agreement included a 15 percent wage increase spread over the next four years with annual increases of 4.5 percent the first two years and 3 percent the final two years. Other provisions of the Systems agreement are similar to the Telco agreement.

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

Telco received a bona fide request on January 9, 1998, from US West Communications, Inc. (US West) to negotiate an interconnection agreement. After interconnection terms and conditions have been negotiated pursuant to the Act, and the Nebraska Public Service Commission (NPSC) approves such interconnection agreements, it is expected that US West will be in a position to offer competitive local exchange services within the Company's traditional ILEC market. On June 23, 1998, US West filed a petition with the NPSC seeking permission to offer interLATA long distance service in Nebraska. The NPSC is in the process of determining whether US West meets Federal Communications Commission (FCC) requirements for offering long distance service. On August 3, 1998, Telco received a second bona fide request for interconnection. This request came from Nebraska Telecommunications and Technology (NTT), which is a consortium of small Nebraska local exchange carriers. This request will be handled on a similar time frame as that received from US West. Other carriers may make such requests to seek to establish Competitive Local Exchange Carrier
(CLEC) operations in Telco's operating area in the future.

Since 1986, Nebraska law has provided that ILECs may raise basic local exchange service rates by as much as 10% per year without regulatory review unless a sufficient number of subscriber petitions are filed with the NPSC. Telco invoked this statute in 1997, raising residential local exchange service rates by 10%. In 1997, legislation was passed which allowed ILECs to raise residential service rates more than 10% in a twelve-month period provided that rates for other services are lowered so that the overall rate changes do not increase total company revenues by more than 1%.

On March 10, 1998, Telco received approval of its application with the NPSC to increase Telco's residential basic local service rates to $16.35 per month (previous residential rates ranged from $11.00 to $13.75 per month). This increase was implemented on May 16, 1998. Approval of this rate increase is important to Telco's efforts to respond to the competitive environment required by the Act. Competitive market forces require Telco to bring prices for residential basic local exchange service closer to actual cost, and to lower rates for business customers who are especially attractive to potential competitors. The additional revenue generated by such increase was offset by (a) reductions in Telco's business basic local service rates to $31.40 per month (previous business rates ranged from $33.00 to $39.00 per month); (b) the elimination of a separate touch tone charge ($.50 and $1.50 per month for residential and business customers, respectively); (c) the reduction of day time intraLATA toll rates from $.18 per minute to $.13 per minute; and (d) the reduction of intraLATA access charges by approximately $900,000 per year. Telco has estimated that the net impact of all these changes will be immaterial to revenues. Revenue neutrality is required by Nebraska Statute 86-803(9), under which Telco filed its rate application.

Other regulatory issues continue to evolve at the state and federal levels. The Act adopted regulations requiring that universal service funding subsidies from low-cost customers to high-cost (mostly rural) customers must be made explicit and competitively neutral. Also, the FCC has ruled that 75% of the responsibility for funding universal service must be borne by the states. Telco and other ILECs in sparsely populated rural states have expressed concern about this policy decision to the FCC and to members of Congress. The FCC released a Public Notice on April 15, 1998, to examine this and other issues regarding universal service support.

Access reform is a major policy initiative affecting Telco. Access rates are the fees that ILECs charge long distance carriers for use of their network. The FCC issued an order in May 1997 that reduces access rates over a period of time on interstate calls by basing such rates on forward-looking incremental costs. For some time, a movement has been underway to enable the NPSC to establish a similar rate structure for access charges on intrastate calls. AT&T launched a ballot initiative to attempt to drive Nebraska's intrastate access charges to actual cost. Telco, as well as all other local exchange carriers in Nebraska, opposed the initiative because it proposed to strip all subsidies out of intrastate access charges without creating an alternative mechanism for subsidizing local service in rural areas. On November 3, 1998, AT&T's ballot initiative failed, gathering 42% of the vote compared with 58% against. While Telco still supports access reform at the state level, the defeat of the ballot initiative was critical in that it allows the issue to be handled by the NPSC in conjunction with the creation of a state universal service fund.

The NPSC has determined that the issues of access reform and universal service should be handled concurrently in a single "super docket". After receiving comments from interested parties, on October 2, 1998, the NPSC issued its Preliminary Findings and Conclusions (the Order) in the "super docket" which had been assigned Application No. C-1628. The Order contained eight questions on which the NPSC requested responses by interested parties by October 20. Also, on October 20, pre-filed testimony was required to be submitted to the NPSC in connection with the public hearings on Applications No. C-1628 which were held on October 27-29, 1998.

While the Order is only a proposal and is non-binding, as written, the Order would require Telco to lower intrastate access charges to actual cost over a two-year transition period, and would create a Nebraska Universal Service Fund (NUSF) as a revenue replacement mechanism. In order to participate in NUSF, Telco would need to raise its basic local service rate from $16.35 to $18.00 per month. The Order contemplates funding NUSF through a surcharge on interstate and intrastate telecommunications service billings to customers in Nebraska. While this surcharge would apply to many wireless, data communications, and other telecommunications services provided by Telco, the surcharge would be competitively neutral and should not adversely impact Telco's market share or the demand for such services.

The NPSC has allowed interested parties until November 20 to submit written briefs setting forth final recommendations concerning existing provisions or proposed modifications in the Order. Thereafter, a final order will be issued by the NPSC, perhaps in December 1998 or January 1999.

Wireless telecommunications service continues to be an increasingly important sector of the Company's business. The FCC has taken steps to increase the number of wireless competitors by auctioning radio spectrum for Personal Communications Services (PCS). As many as seven new wireless competitors are allowed in each market.

The FCC has also imposed new requirements for the Company to separate wireless operations from Telco. Currently, the cellular license for the Lincoln MSA is held by Telco; however, the Company is working toward moving the license to Cellular.

MANAGED CELLULAR MARKETS

The Company owns and manages cellular markets providing service in the Lincoln MSA and 89 of the other 92 counties in Nebraska. These markets contain approximately 231,000 and 848,000 POPs (potential customers), respectively. OCLP, a limited partnership doing business as Aliant Cellular-Omaha, provides service in the Omaha MSA containing approximately 634,000 POPs. The Company has an interest (50% prior to February 27, 1998 and 100% thereafter) in OCGP which owned 55.82% of OCLP at March 31, 1998, and manages that operation. On April 28, 1998, OCGP completed the purchase of the interests of several of the limited partners for approximately $24 million, increasing its interest in OCLP from 55.82% to 81.75%. Beginning in March 1998, Omaha's operating revenues and expenses are consolidated with those of the Company's other activities, and the net results from Omaha attributable to other partners are separately reported as minority interest. Prior to March 1998, the Company's portion of Omaha's net results was included with income from investments.

As of September 30, 1998, there were 289,782 customer lines in service in these three markets, compared to 244,684 a year earlier. Penetration rates (subscribers compared to POPs) achieved were 24.0% in Lincoln, 17.2% in the rural areas of Nebraska, and 13.9% in Omaha.

Earnings before interest, income taxes, depreciation and amortization (EBITDA) totaled $16,302,000 and $45,649,000 for the third quarter and nine months of 1998, respectively, compared to $13,872,000 and $39,653,000 in the same periods in 1997. Net operating income was $13,133,000 and $34,604,000, an increase of $2,756,000 (26.6%) and $4,965,000 (16.8%).

In addition, the Company at September 30, 1998 had a 23.1% interest in, and manages, cellular operations in Iowa Rural Service Area 1 (RSA 1), which is contiguous to Omaha and to the Company's telephone operating area in Nebraska. The ownership is held in part by OCLP, and that part will be sold during the fourth quarter of 1998 to the other Iowa RSA 1 partners as a result of first rights of refusal relating to the Company's purchase of OCGP in February 1998. After the sale the Company will have a 9.2% interest remaining in RSA 1.

ACCOUNTING PRONOUNCEMENTS

FAS 131, Disclosures about Segments of an Enterprise and Related Information, was issued in June 1997. FAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in annual financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for periods beginning after December 15, 1997. The Company anticipates adopting this accounting pronouncement in the fourth quarter of 1998; however, management believes it will not have a significant impact on the Company's segment reporting.

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

YEAR 2000

The Company uses software and related technologies throughout its business that could be affected by the date change in the year 2000 (Y2K). An inventory of resources of both Information Technology (IT) and non-Information Technology (non-IT) systems was initially made during 1997. This inventory is maintained and updated as resources are found that may have date functionality that could be affected by dates after December 31, 1999. Included in the IT category would be mainframe, mini/micro, workstation, data exchange, and telephone switch platforms. Non-IT systems include items such as environmental, security, motor vehicle, and elevators.

Awareness and assessment phases have been completed for all significant IT issues. Renovation of all application coding updates and changes is scheduled to be completed by March 31, 1999. Currently, there are no known exceptions to meeting the targeted completion date. All mainframe applications are in the process of being modified and tested. A Y2K ready replacement system for Telco's plant tracking and assignment system is being developed and tested and is scheduled to be fully installed during 1999. As an added measure, the current plant assignment system is also being adapted to a Y2K ready format. All workstation platforms are being replaced with hardware and software that is Y2K compliant before June 1999. All telephone switches are being upgraded or replaced before year-end 1999, with the last switch upgrade scheduled for November 1, 1999.

Most of the effort has been completed for non-IT systems.   A review of
these items disclosed few items with date rollover issues. The target date to resolve non-IT issues is December 31, 1998. All identified non-IT items have a contingency plan in place in the event a resolution is not reached prior to January 1, 2000.

All major service providers have been solicited concerning their progress in compliance with Y2K date issues. Service providers include utilities and manufacturers of IT and non-IT equipment. Correspondence has been sent to all customers who have Aliant telecommunication systems, along with manufacturer information on the equipment's ability to handle date issues. The Company has responded to customer and regulatory inquiries on the status of its ability to handle Y2K issues.

The current estimate of total Y2K compliance costs is approximately 26,000 person hours at an approximate cost of $1.4 million with 19,600 hours of labor (at a cost of $1.0 million) completed to date. Virtually all of the Y2K compliance costs are due to reprogramming, since all switching equipment will be Y2K compliant without additional significant cost to the Company. The estimated costs are not expected to significantly affect operating results or the financial condition of the Company in 1998 or 1999.

The Company bears a significant risk if programming changes are either overlooked or not completed by January 1, 2000. A significant risk is random embedded chip failures throughout the Company's network, which may be hard to find, troubleshoot, and replace. Additional test equipment, replacement parts, and labor hours may be required to address this risk. Another concern is short-term power interruptions. Existing and enhanced alternative power generation and battery backup should minimize power concerns.

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

PART II -    OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------
Effective October 1, 1998, the Company settled a federal trademark infringement lawsuit it filed against a Wisconsin company, known as Interstate Energy Corporation, which intended to change its name to Alliant Corp. Under the terms of the settlement agreement, Interstate has agreed to change its name to Alliant Energy Corporation. Interstate has also agreed to certain restrictions respecting the future use of its Alliant Energy marks. The Company will recognize other non-operating income of approximately $3.4 million, net of legal fees and related expenses, in the fourth quarter of 1998.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits
    27. Financial Data Schedule (filed electronically with the SEC)

(b) Reports on Form 8-K
    The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

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


                                Aliant Communications Inc.
                                --------------------------
                                       (Registrant)





      November 16, 1998             /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





      November 16, 1998             /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer

                 ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                        EXHIBIT INDEX TO FORM 10-Q

Exhibit No.                  Title                                 Page No.
-----------                  -----                                 --------

    27               Financial Data Schedule                           *
                      Aliant Communications Inc.