Form 10-K405
period 1998-12-31
ALIANT COMMUNICATIONS INC
filed 1999-03-24
CIK 320446

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                       ----------------------------

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1998

                                    OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                     --------------    ---------------
      Commission File No. 0-10516
                          -------

                    ----------------------------------

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's voting stock held by non-affiliates, based on the closing price of such stock as of February 26, 1999, was $1,421,180,768.

                Number of shares of common stock outstanding
                                     on
                      February 26, 1999 -- 35,640,897

The Registrant's Annual Report to Shareholders for the calendar year 1998 is incorporated by reference in Parts I, II, III, and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1999, is incorporated by reference in Parts III & IV of this Form 10-K to the extent stated herein.

                        ALIANT COMMUNICATIONS INC.

                                 FORM 10-K

          ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                   FOR THE YEAR ENDED DECEMBER 31, 1998


                             TABLE OF CONTENTS

Item                                                                  Page
----                                                                  ----
                                  PART I
                                Description

 1.  Business                                                           *
 2.  Properties                                                         *
 3.  Legal Proceedings                                                  *
 4.  Submission of Matters to a Vote of Security Holders                *
 4a. Executive Officers of the Registrant                               *

                                  PART II
                                Description

 5.  Market for Registrant's Common Equity and Related Stockholder
      Matters                                                           *
 6.  Selected Financial Data                                            *
 7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                             *
 8.  Financial Statements and Supplementary Data                        *
 9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                              *

                                  PART III
                                Description

10.  Directors and Executive Officers of the Registrant                 *
11.  Executive Compensation                                             *
12.  Security Ownership of Certain Beneficial Owners and Management     *
13.  Certain Relationships and Related Transactions                     *

                                  PART IV
                                Description

14.  Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K                                                          *

                                  PART I

Item 1.   Business

GENERAL

Aliant Communications Inc. (the Company) is a holding company with subsidiaries operating primarily in the communications industry. The Company's wholly-owned and controlled subsidiaries include Aliant Communications Co. (Telco); Prairie Communications, Inc. (Prairie); Aliant Cellular Inc. (Cellular); Aliant Systems Inc. (Systems); Aliant Midwest Inc. (Midwest); Aliant Network Services Inc. (Network); and Aliant Wireless Holdings Inc. (Wireless Holdings). Effective January 1, 1999, the Company owns 100% of the Omaha Cellular Limited Partnership (OCLP).

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

ACQUISITION AND INVESTMENT

Effective February 27, 1998, the Company completed the acquisition of 360 Communications Company of Nebraska's interest in Omaha Cellular General Partnership (OCGP). This acquisition doubled the Company's ownership in OCLP to 55.82%. The purchase price was approximately $15 million plus the retirement of debt, and the transaction was accounted for as a purchase. Beginning March 1, 1998, OCLP's operating revenues and expenses were consolidated with those of the Company's other activities. OCLP, doing business as Aliant Cellular-Omaha, provides cellular communication services in the Omaha Metropolitan Statistical Area (MSA).

On April 28, 1998, OCGP purchased an additional 25.93% of OCLP from several limited partners for approximately $24.4 million, bringing the Company's ownership of OCLP to 81.75%. This transaction was also accounted for as a purchase. The excess of the purchase price over the fair value of the net acquired identifiable assets of approximately $9.5 million has been recorded as goodwill.

On February 5, 1999, OCLP completed the purchase of the remaining 18.25% ownership interest of OCLP for approximately $15 million, thereby increasing the Company's ownership of OCLP to 100% effective as of January 1, 1999. This transaction was also accounted for as a purchase.

LONG-TERM DEBT STRUCTURE

On February 23, 1998, the Company filed a $250.0 million debt shelf registration statement with the Securities and Exchange Commission. This allows the Company to offer and sell, from time to time, debentures, notes, and other unsecured evidences of indebtedness at an aggregate initial offering price not to exceed $250.0 million. Under that shelf registration, the Company sold $100.0 million of senior unsecured 6.75% notes (the Notes) in a public debt offering. The Notes are dated April 1, 1998 and mature on April 1, 2028.

The Company also has an $18.0 million variable rate five-year amortizing term loan. An amortizing interest rate swap agreement, with a notional amount of $18.0 million, effectively converted its variable interest rate exposure to a fixed rate of 6.37%. At December 31, 1998, the current interest rate payable to the Company was 5.52% under the swap agreement. The swap agreement expires at the time the loan matures on July 6, 2000. The term loan contains various restrictions, including those relating to payment of dividends by the Company. Quarterly dividends are limited to $15.0 million plus 65.0% of consolidated net income for each respective quarter. In management's opinion, the Company has complied with all requirements of the Notes and term loan covenants.

The Company maintains two revolving credit agreements providing for unrestricted and unsecured borrowings aggregating up to $75.0 million, both of which are scheduled to expire, unless renewed or extended, on July 1, 1999. Borrowings bear interest computed on a LIBOR-based pricing formula (5.89% and 5.79% at December 31, 1998). The Company had $36.0 million of unused borrowings under these agreements at December 31, 1998.

MERGER

On December 18, 1998, the Company and ALLTEL Corporation entered into a definitive merger agreement. Under terms of the agreement, each share of Aliant stock will be exchanged for $39.13 worth of ALLTEL common stock, subject to certain adjustments depending on the average price of ALLTEL's stock during ten randomly selected days over a 20-day period prior to closing. If ALLTEL's stock price is $52.17 or less, each share of Aliant will be exchanged for 0.75 of a share of ALLTEL. If ALLTEL's stock price is $58.40 or more, the exchange ratio will be 0.67 per share. The transaction will be accounted for as a pooling of interests. Subject to approval by Aliant stockholders and regulatory agencies, the merger is expected to close by mid-1999.

EMPLOYEES

The Company had 1,687 employees at the end of 1998. As of December 1998, approximately 59% of Telco's employees and 23% of Systems' employees (constituting 42% of the Company's overall employees) were represented by the Communications Workers of America (CWA), which is affiliated with the AFL-CIO. A three-year labor contract with the CWA was signed in October 1998 affecting Telco bargaining unit employees. Key elements of the Telco agreement include: (1) an 11.5 percent wage increase spread over the next three years with annual increases of 4 percent the first two years and 3.5 percent the final year; (2) increased pension benefits for employees retiring after January 1, 1999; and (3) a Company match to bargaining unit employees who contribute to the 401(k) Savings Plan. A four-year contract with the CWA was also signed in May 1998 affecting Systems bargaining unit employees. The Systems agreement included a 15 percent wage increase spread over the next four years with annual increases of 4.5 percent the first two years and 3 percent the final two years.

INDUSTRY SEGMENTS

Financial information about industry segments is included in the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference.

                            LANDLINE OPERATIONS

LOCAL NETWORK SERVICE

General

Telco provides local exchange and intraLATA interexchange services to approximately 205,000 customers in the contiguous geographical area consisting of the southeastern 22 counties of Nebraska, having in service 283,089 landline customer access lines as of December 31, 1998. There are a total of 137 exchanges and 146 central offices in the service area of Telco. Telco's fully digital local exchange network supports SS7 technology and includes over 1,400 miles of fiber optic cable, much of it in a ring configuration. Enhanced services include Voice Mail, Custom Calling, Centrex, and Integrated Services Digital Network (ISDN). Telco had 192,017 residential and 91,072 business lines in service at December 31, 1998, compared with 188,312 residential and 84,696 business lines in service at December 31, 1997 (excluding Company access lines in service).

Midwest, the Company's Competitive Local Exchange Carrier (CLEC), began offering facilities-based service outside the Company's traditional southeast Nebraska service area in June 1997. Midwest began offering service in Omaha, Nebraska in 1997, and in Grand Island, Nebraska in 1998.
 Midwest intends to enter other markets in Nebraska.

Competition and Regulatory Environment

See Competition and Regulatory Environment section of Management's Discussion and Analysis in the Company's 1998 Annual Report to
Stockholders, which is incorporated herein by reference.

ACCESS AND WHOLESALE SERVICE

General

Telco provides access services by connecting the communications networks of interexchange and cellular carriers with the equipment and facilities of end users by use of its public switch networks or through private lines. Access minutes reached a total of 1,087.0 million minutes in 1998, an increase of 62.2 million minutes from the 1997 total of 1,024.8 million minutes. Network owns and operates fiber optic transmission facilities being constructed within and outside Telco's traditional service area. Capacity on the network is leased to long distance and wireless carriers.

Competition and Regulatory Environment

See Competition and Regulatory Environment section of Management's Discussion and Analysis in the Company's 1998 Annual Report to
Stockholders, which is incorporated herein by reference.

LONG DISTANCE SERVICE

General

The Company, through Systems, is a reseller of long distance services, both within and beyond Telco's traditional service area. Long distance revenues are received primarily from message toll, private line services, and operator services. During 1998, Systems had 160.1 million minutes of long distance traffic, an increase of 22.2 million minutes from 137.9 million minutes of long distance traffic in 1997. Midwest also provides long distance services.

Competition and Regulatory Environment

The Company has a variety of calling programs for both residential and business customers, and it is involved in an ongoing effort to gain market share from larger business and residential long distance users.

OTHER WIRELINE COMMUNICATIONS SERVICE

General

Other wireline communications include directory advertising and sales, carrier billing and collections, data communications revenues, public paystations, and miscellaneous items. Data communications revenues include Navix, the Company's Internet access service, which continues to experience strong growth.

                            WIRELESS OPERATIONS

GENERAL

The Company owns and manages cellular markets providing service in the Omaha MSA, the Lincoln MSA, and 89 of the other 90 counties in Nebraska (Nebraska RSAs). These markets contain approximately 634,000, 231,000, and 848,000 POPs (potential customers), respectively.

As of December 31, 1998, there were 302,740 customer lines in service in these three markets, compared to 263,411 in 1997. Penetration rates (subscribers compared to POPs) achieved were 24.8% in Lincoln, 18.0% in the rural areas of Nebraska, and 14.6% in Omaha.

In addition, the Company at September 30, 1998, had a 20.3% interest in, and manages, cellular operations in Iowa Rural Service Area 1 (RSA 1), which is contiguous to Omaha and to the Company's telephone operating area in Nebraska. Part of this ownership was held by OCLP, and that part was sold during the fourth quarter of 1998 to the other Iowa RSA 1 partners as a result of first rights of refusal relating to the Company's purchase of OCGP in February 1998. After such sale the Company held a 9.2% interest in RSA 1.

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

Due to changes in technology, customer growth and usage demand, Cellular entered into a contract with Motorola in 1997 to replace the existing analog cellular equipment in the Lincoln and Omaha MSAs with digital equipment requiring a $22,000,000 cash outlay. The new digital switching platforms increased network capacity and made additional services, such as Caller ID, available to customers. The network was upgraded in two phases. In early spring 1998, Narrowband Advanced Mobile Phone Service (NAMPS) was in place, which nearly doubled the capacity on the network. In early 1999, Code Division Multiple Access (CDMA) was deployed which will further improve capacity, coverage and voice quality.

COMPETITION

See Competition and Regulatory Environment section of Management's Discussion and Analysis in the Company's 1998 Annual Report to
Stockholders, which is incorporated herein by reference.

Item 2.   Properties

Telco's telephone system consists of digital switching and transmission equipment, cellular radio facilities, fiber optic systems, and distribution plant, operating through 137 communities within the State of Nebraska. Among the larger exchanges served are Lincoln, Hastings, Beatrice, York, Nebraska City, Plattsmouth, and Seward.

Telco owns the equipment, plant, and facilities that are utilized in its telephone system. Telco leases six locations where business offices are located. The total annual rentals for such leased offices were approximately $159,000 in 1998, and the duration of such leases ranges from one to six years. Telco owns its remaining business office locations. Additionally, Telco leases the majority of the locations on which the sites of towers for its Lincoln MSA cellular system and wide-area paging system are located. Total rentals on the sites were approximately $100,000 in 1998, and the duration of the unexpired portions of such leases ranges from four months to five years, with options to renew thereafter.

Cellular and OCLP have numerous operating lease agreements for various building space, towers, and land sites. Lease terms are between one and ten years, with various renewal clauses. Rentals for cellular sites are $628,000 per year, retail site rentals for locations around the state of Nebraska total $321,000 per year, and office space in Lincoln is leased from other Company operations for $169,000 per year.

Systems leases transmission facilities and switching facilities in connection with its Aliant Communications Long Distance Division. All of its office locations are leased. Annual rentals are approximately $179,000, and the duration of the unexpired portions of such leases ranges from 6 months to 54 months.

Midwest and Network participate in various right-of-way agreements for expansion of their networks. Midwest right-of-way leases were $36,000 in 1998, and Network right-of-way leases totaled $65,000.

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

Item 3.   Legal Proceedings

Effective October 1, 1998, the Company settled a federal trademark infringement lawsuit it filed against a Wisconsin company, known as Interstate Energy Corporation, which intended to change its name to Alliant Corp. Under the terms of the settlement agreement, Interstate has agreed to change its name to Alliant Energy Corporation. Interstate has also agreed to certain restrictions respecting the future use of its Alliant Energy marks. The Company recognized other non-operating income of approximately $3.3 million, net of legal fees and related expenses, in the fourth quarter of 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

Item 4a.  Executive Officers of the Registrant

                             Current Position and Business        Effective
Officer             Age    Experience During Past Five Years        Date
-------             ---    ---------------------------------        ----
Frank H. Hilsabeck   54    President and Chief Executive Officer    1993

James W. Strand      52    President-Diversified Operations         1990

Robert L. Tyler      63    Senior Vice President-Chief Financial
                            Officer                                 1991

Bryan C. Rickertsen  51    Vice President-Technology                1995
                           Information and Technology Services
                            Director                                1994

Michael J. Tavlin    52    Vice President-Treasurer and Secretary   1986

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

                                                   Dividends Declared
                               High      Low           Per Share
         1997
           First Quarter      19.500    16.000           .16
           Second Quarter     20.500    15.000           .16
           Third Quarter      24.875    18.250           .17
           Fourth Quarter     33.188    23.750           .17
         1998
           First Quarter      34.188    25.570           .18
           Second Quarter     34.000    22.500           .18
           Third Quarter      29.875    22.000           .18
           Fourth Quarter     40.688    23.250           .18

(b)  Holders

     As of December 31, 1998, there were approximately 8,000 holders of record of the Company's Common Stock. In addition, the Company believes it has approximately 15,000 beneficial owners of the Company's Common Stock, whose shares are held in the names of broker dealers and clearing agencies. Since Telco's reorganization in 1981, all outstanding shares of Telco's Common Stock have been owned by the Company.

(c)  Dividends

     The long-term debt agreements and notes payable of the Company contain various restrictions, including those relating to payment of dividends by the Company to holders of Company Common Stock. At December 31, 1998, approximately $20,000,000 of the Company's retained earnings were available for payment of cash dividends. The Company has paid a dividend every quarter since 1936 and attempts to maintain an approximate 50% payout ratio.

Item 6.   Selected Financial Data

See Selected Financial Data, 1998 Annual Report to Stockholders, page *.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See Management's Discussion and Analysis of Financial Condition and Results of Operations, 1998 Annual Report to Stockholders, pages *-*.

Item 8.   Financial Statements and Supplementary Data

See 1998 Annual Report to Stockholders, pages *-* for consolidated financial statements and notes to consolidated financial statements.

See pages * through * herein for other required financial statement schedules.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

Information required under Items 10, 11, 12, and 13 is included in the Registrant's Proxy Statement dated March 25, 1999, on pages * (commencing under the caption "Outstanding Shares and Voting Rights") through *, and page * (the first paragraph commencing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"). Such information is incorporated herein by reference.

Certain information regarding Executive Officers of the Registrant required by Item 401 of Regulation S-K is included in Part I of this Annual Report on Form 10-K in Item 4a.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
                                                                 Page(s)
                                                             in 1998 Annual
                                                                Report to
                                                              Stockholders
                                                              ------------
1.  Financial Statements:
    Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             *
    Independent Auditors' Report                                     *
    Consolidated Balance Sheets, December 31, 1998 and 1997          *
    Consolidated Statements of Earnings,
     Years ended December 31, 1998, 1997, and 1996                   *
    Consolidated Statements of Stockholders' Equity,
     Years ended December 31, 1998, 1997, and 1996                   *
    Consolidated Statements of Cash Flows,
     Years ended December 31, 1998, 1997, and 1996                   *
    Notes to Consolidated Financial Statements,
     December 31, 1998, 1997 and 1996                                *

2.  Financial Statement schedules required by Item 8 of this form.

                                                                Page(s)
                                                            in this Annual
                                                           Report Form 10-K
                                                           ----------------
Independent Auditors' Report                                       *
Schedule II - Valuation and Qualifying Accounts -
 Years ended December 31, 1998, 1997, and 1996                     *

All other schedules are omitted because they are not applicable or the information required is immaterial or is presented within the consolidated financial statements and notes thereto.

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

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

  (4.4) Credit agreement dated August 8, 1995, between the Company and The Bank of Tokyo-Mitsubishi, Ltd. filed herewith. The Registrant has in place other credit facilities which, pursuant to Item 601(4)(iii)(A) of Regulation S-K, the Registrant is not required to file. The Registrant undertakes and agrees to furnish a copy of the agreements relating to these credit facilities to the Securities and Exchange Commission upon request.

  (4.5) Form of Indenture between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, filed February 23, 1998 [Reg. No. 333-46751]).

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

Exhibit 21:  Subsidiaries of the Registrant.

The Company owns and controls all the outstanding common stock of Telco, Cellular, Systems, Prairie, Midwest, Network, and Wireless Holdings. See pages *-*, 1998 Annual Report to Stockholders, (Exhibit 13, filed with this report).

Exhibit 23:  Accountants' Consent.

Exhibit 24:  Powers of Attorney.

Exhibit 27:  Financial Data Schedule.

(d) The required schedules are filed as part of Item 14 (a) 2 of this report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALIANT COMMUNICATIONS INC.

By  /s/ Robert L. Tyler                         Date  March 24, 1999
    -------------------------------                   --------------
    Robert L. Tyler, Senior Vice
     President and Chief Financial
     Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature               Title                 Date
         ---------               -----                 ----
  Duane W. Acklie              Director
  William W. Cook, Jr.         Director
  John Haessler                Director
  Charles R. Hermes            Director            March 24, 1999
  Paul C. Schorr, III          Director
  William C. Smith             Director
  James W. Strand              Director        By /s/ Michael J. Tavlin
  Charles N. Wheatley          Director           ---------------------
  Thomas C. Woods, III         Director           Michael J. Tavlin,
  Lyn Wallin Ziegenbein        Director           Attorney-in-Fact


          /s/ Frank H. Hilsabeck                  Principal Executive
          ----------------------                  Officer and Director
          Frank H. Hilsabeck


          /s/ Robert L. Tyler                     Principal Financial
          -------------------                     Officer
          Robert L. Tyler


          /s/ Michael J. Tavlin                   Officer
          ---------------------
          Michael J. Tavlin

                        Aliant Communications Inc.

                Independent Auditors' Report and Schedule
               Form 10-K Securities and Exchange Commission

                     December 31, 1998, 1997 and 1996

                (With Independent Auditors' Report Thereon)

                ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES

                         Index to Schedules Filed

                                                                  Schedule

Independent Auditors' Report

Valuation and Qualifying Accounts - Years ended December 31,
 1998, 1997 and 1996                                                 II

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

233 South 13th Street, Suite 1600
Lincoln, NE 68508-2041

Two Central Park Plaza
Suite 1501
Omaha, NE 68102


                       Independent Auditors' Report


The Board of Directors and Stockholders
Aliant Communications Inc.:


Under date of February 5, 1999, we reported on the consolidated balance sheets of Aliant Communications Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP

Lincoln, Nebraska
February 5, 1999

                                                                     Schedule II

                       ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES

                            Valuation and Qualifying Accounts

                      Years ended December 31, 1998, 1997 and 1996

                                                     Addition
                                         Additions   due to    Deductions
                             Balance at  charged to  purchases    from    Balance
                             beginning   costs and   of OCGP    allowance  at end
         Description          of year    expenses    and OCLP    (note)   of year
                             ----------  --------    --------   --------- -------
                                            (Dollars in thousands)
Year ended December 31, 1998,
  Allowance deducted from
  asset accounts, allowance
  for doubtful receivables    $  627       1,718        72       1,678        739
                               =====       =====       ===       =====      =====
Year ended December 31, 1997,
  Allowance deducted from
  asset accounts, allowance
  for doubtful receivables    $1,015         960        -        1,348        627
                               =====       =====       ===       =====      =====

Year ended December 31, 1996,
  Allowance deducted from
  asset accounts, allowance
  for doubtful receivables    $  754       1,175        -          914      1,015
                               =====       =====       ===       =====      =====


Note:  Customers' accounts written-off, net of recoveries.

See accompanying independent auditors' report.

                        ALIANT COMMUNICATIONS INC.
                     EMPLOYEE AND SHAREHOLDER DIVIDEND
                   REINVESTMENT AND STOCK PURCHASE PLAN

                       Financial Statements Form 11-K
                     Securities and Exchange Commission

                      December 31, 1998, 1997 and 1996

                (With Independent Auditors' Report Thereon)

                        ALIANT COMMUNICATIONS INC.
                     EMPLOYEE AND SHAREHOLDER DIVIDEND
                   REINVESTMENT AND STOCK PURCHASE PLAN

                       Index to Financial Statements


                                                                     Page

Independent Auditors' Report                                           1

Statements of Financial Condition - December 31, 1998 and 1997         2

Statements of Revenues and Common Stock Purchases - Years ended
 December 31, 1998, 1997 and 1996                                      3

Notes to Financial Statements - December 31, 1998, 1997 and 1996       4

All other schedules are omitted because they are not applicable.

KPMG Peat Marwick LLP

233 South 13th Street, Suite 1600
Lincoln, NE 68508-2041

Two Central Park Plaza
Suite 1501
Omaha, NE 68102

                        Independent Auditors' Report


The Board of Directors and Shareholders
Aliant Communications Inc.:

We have audited the financial statements of the Aliant Communications Inc. Employee and Shareholder Dividend Reinvestment and Stock Purchase Plan as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Aliant Communications Inc. Employee and Shareholder Dividend Reinvestment and Stock Purchase Plan at December 31, 1998 and 1997, and its revenues and common stock purchases for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Lincoln, Nebraska
February 26, 1999

                        ALIANT COMMUNICATIONS INC.
                     EMPLOYEE AND STOCKHOLDER DIVIDEND
                   REINVESTMENT AND STOCK PURCHASE PLAN

                     Statements of Financial Condition

                        December 31, 1998 and 1997

               Assets                                       1998      1997
                                                            ----      ----
Due from Aliant Communications Inc. (note 2):
  Contributions                                        $  28,371    74,054
  Dividends                                              264,842   288,440
                                                         -------   -------
                                                       $ 293,213   362,494
                                                         =======   =======
             Liabilities

Balance to be invested in common stock for
 participants (notes 1 and 2)                          $ 293,213   362,494
                                                         =======   =======

See accompanying notes to financial statements.

                        ALIANT COMMUNICATIONS INC.
                     EMPLOYEE AND STOCKHOLDER DIVIDEND
                   REINVESTMENT AND STOCK PURCHASE PLAN

             Statements of Revenues and Common Stock Purchases

               Years ended December 31, 1998, 1997 and 1996


                                             1998        1997        1996
                                             ----        ----        ----
Revenues:
  Cash dividends                      $ 1,082,494   1,163,946   1,146,525
  Contributions                           308,927     435,856     659,238
                                        ---------   ---------   ---------
                                        1,391,421   1,599,802   1,805,763
                                        ---------   ---------   ---------

Assets held for purchases of common
 stock (note 2):
  Beginning of year                       362,494     444,220     500,011
  Less, end of year                      (293,213)   (362,494)   (444,220)
                                        ---------   ---------   ---------
                                           69,281      81,726      55,791
                                        ---------   ---------   ---------

Common stock purchases                $ 1,460,702   1,681,528   1,861,554
                                        =========   =========   =========

See accompanying notes to financial statements.

                          ALIANT COMMUNICATIONS INC.
                      EMPLOYEE AND SHAREHOLDER DIVIDEND
                     REINVESTMENT AND STOCK PURCHASE PLAN

                        Notes to Financial Statements

                       December 31, 1998, 1997 and 1996

(1)  Statement of Purpose and Summary of Significant Accounting Policies

The Aliant Communications Inc. Employee and Shareholder Dividend
Reinvestment and Stock Purchase Plan (Plan) provides shareholders and eligible employees of Aliant Communications Inc. (Company), and its subsidiaries with a convenient and economical way to invest cash dividends and optional cash contributions to purchase additional shares of common stock of the Company.

Shares are offered for purchase to all shareholders and all regular full-time and regular part-time employees of the Company with not less than six months of service. Any individual who owns 5% or more of the total combined voting power of value of all classes of stock of the Company is not eligible to participate in the Plan.

The accompanying financial statements have been prepared on an accrual basis and present the financial condition of the Plan and its revenues and common stock purchases. All assets are held for the purchase of common shares of the Company.

ChaseMellon Shareholder Services, L.L.C. is the transfer agent, registrar, rights agent and Plan administrator.

(2)  Participation

Shares for the Plan are purchased on a monthly basis on the open market. The basis for the purchase price of the shares allocated to the Plan participants is the average between the daily high and the daily low sales prices of Aliant Common Stock as reported on the NASDAQ National Market on the date the shares are purchased. Employee purchases are at 95% of such price while purchases by non-employee participants are at 100% of such price.

Participants in the Plan may use cash dividends declared on shares owned and optional cash contributions to purchase additional shares. Any contributions received less than 72 hours before each investment date will be used to purchase shares as of the next investment date.

Shares purchased in the open market for the Plan aggregated 51,345, 86,250 and 100,494 during 1998, 1997 and 1996, respectively. At December 31, 1998, the agent for the Plan held 994,425 shares registered for participants.

(3)  Income Taxes

No provision is made for income taxes relating to the operations of the Plan. Any income tax consequences of participation in the Plan are borne by the participants.