Form 10-Q
period 1999-03-31
ALIANT COMMUNICATIONS INC
filed 1999-05-17
CIK 320446

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
                  --------------------------------------

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1999

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

                           Yes    X        No
                                -----           -----

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

       Class of Common Stock            Outstanding at April 30, 1999
           $.25 par Value                        35,634,726

                   ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                              TABLE OF CONTENTS

                                                                      Page

INTRODUCTION                                                           1

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                  2
          Consolidated Statements of Earnings                          3
          Consolidated Statements of Cash Flows                        5

          CONDENSED NOTES TO FINANCIAL STATEMENTS                      7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9

PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings                                   *
          Item 2.  Changes in Securities                               *
          Item 3.  Defaults upon Senior Securities                     *
          Item 4.  Submission of Matters to a Vote of
                    Security Holders                                  18
          Item 5.  Other Information                                   *
          Item 6.  Exhibits and Reports on Form 8-K                   18
--------------------
          * Denotes none or not applicable.


SIGNATURES                                                            19

                                INTRODUCTION

The unaudited interim financial statements presented herein include the consolidated statements of Aliant Communications Inc. and its subsidiaries (the Company). The unaudited statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. The Company's condensed consolidated balance sheet at December 31, 1998 was derived from the Company's audited consolidated balance sheet as of that date. The Company's financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K of the Company for the year ended December 31, 1998.

                         ALIANT COMMUNICATIONS INC.
                        CONSOLIDATED BALANCE SHEETS

                                              Mar. 31, 1999   Dec. 31, 1998
                                               (Unaudited)      (Audited)
                                              -------------   -------------
                                                 (Dollars in Thousands)
               ASSETS
               ------
Current assets:
  Cash and cash equivalents                      $ 32,659       $ 26,554

  Temporary investments                               975            985

  Accounts receivable and other                    66,467         71,180
                                                  -------        -------
     Total current assets                         100,101         98,719

Property and equipment less accumulated
 depreciation and amortization                    328,969        320,130

Investments and other assets                      189,731        186,124

Deferred charges                                   20,297         19,695
                                                 --------       --------
     Total assets                                $639,098       $624,668
                                                 ========       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
  Notes payable to banks                         $ 55,000       $ 39,000

  Current installment of long-term debt            11,000         10,000

  Accounts payable and accrued liabilities         70,813         75,685
                                                 --------       --------
     Total current liabilities                    136,813        124,685

Deferred credits and other long-term liabilities   67,703         64,744

Long-term debt, excluding current installment     105,000        108,000

Minority interest                                     -            6,481

Stockholders' equity                              329,582        320,758
                                                  -------        -------
     Total liabilities and stockholders' equity  $639,098       $624,668
                                                  =======        =======

                           ALIANT COMMUNICATIONS INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                 Three Months Ended
                                           March 31, 1999   March 31, 1998
                                           --------------   --------------
(Dollars in thousands except per share data)
Operating revenues:
  Telephone revenues:
    Local network services                     $24,016          $21,329
    Access and wholesale services               15,776           14,283
    Long distance services                       8,351            8,365
    Other wireline communications services       9,634            7,647
                                               -------          -------
        Total telephone revenues                57,777           51,624
  Wireless communications services              31,021           21,826
  Telephone equipment sales and services         5,959            4,755
  Intercompany revenues                         (4,992)          (3,095)
                                               -------          -------
        Total operating revenues                89,765           75,110
                                               -------          -------

Operating expenses:
    Depreciation and amortization               15,980           12,587
    Other operating expenses                    49,479           41,607
    Taxes, other than payroll and income         1,195            1,091
    Intercompany expenses                       (4,992)          (3,095)
                                               -------          -------
        Total operating expenses                61,662           52,190
                                               -------          -------
        Operating income                        28,103           22,920
                                               -------          -------

Non-operating income and expense:
    Income from interest and other investments     647            1,790
    Minority interest                              -                358
    Other deductions                               359              241
    Interest expense                             2,656            2,213
                                               -------          -------
        Net non-operating expense                2,368            1,022
                                               -------          -------

        Income before income taxes              25,735           21,898
Income taxes                                    10,430            8,780
                                               -------          -------

(Continued on following page)


                           ALIANT COMMUNICATIONS INC.
                    CONSOLIDATED STATEMENTS OF EARNINGS (Cont'd)
                                  (UNAUDITED)

                                                 Three Months Ended
                                           March 31, 1999   March 31, 1998
                                           --------------   --------------
(Dollars in thousands except per share data)

        Net income                              15,305           13,118
Preferred dividends                                -                 56
                                               -------          -------
        Earnings available for common shares   $15,305          $13,062
                                               =======          =======

        Basic and diluted earnings
         per common share                      $   .43          $   .36
                                               =======          =======

Weighted average common shares outstanding
 (in thousands)                                 35,636           36,204
                                               =======          =======

Dividends declared per common share            $   .18          $   .18
                                               =======          =======

                         ALIANT COMMUNICATIONS INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                   Three Months Ended
                                            March 31, 1999   March 31, 1998
                                            --------------   --------------
                                                 (Dollars in thousands)
Cash flows from operating activities:
   Net income                                       $15,305         $13,118
                                                    -------         -------
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                  16,011          12,607
      Net change in investments and other assets        156             369
      Deferred income taxes                           1,321             401
      Changes in assets and liabilities resulting
       from operating activities:
         Receivables                                  4,454           7,502
         Other assets                                  (352)           (402)
         Accounts payable and accrued expenses      (11,859)         (6,028)
         Minority interest                              -               (88)
         Other liabilities                            8,626           9,807
                                                    -------         -------
               Total adjustments                     18,357          24,168
                                                    -------         -------
               Net cash provided by operating
                activities                           33,662          37,286
                                                    -------         -------
Cash flows from investing activities:
   Expenditures for property and equipment          (23,746)        (20,463)
   Net salvage on retirements                           851           9,038
                                                    -------         -------
               Net capital additions                (22,895)        (11,425)

   Proceeds from sale of investments and other
    assets                                                4           1,686
   Purchases of investments and other assets            (23)         (1,224)
   Purchases of temporary investments                   -              (279)
   Maturities and sales of temporary investments         10           1,020
   Acquisition, net of cash acquired                (12,171)          1,284
                                                    -------         -------
               Net cash used for investing
                activities                          (35,075)         (8,938)
                                                    -------         -------

(Continued on following page)


                            ALIANT COMMUNICATIONS INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                   (UNAUDITED)

                                                    Three Months Ended
                                              March 31, 1999   March 31, 1998
                                              --------------   --------------
                                                    (Dollars in thousands)

Cash flows from financing activities:
   Dividends to stockholders                         (6,415)         (6,208)
   Payments of long term debt                        (2,000)         (6,500)
   Proceeds from issuance of notes payable           16,000             -
   Net purchases and sales of common and
    treasury stock                                      (67)            204
                                                    -------         -------
               Net cash provided by/(used in)
                financing activities                  7,518         (12,504)
                                                    -------         -------
Net increase in cash and cash
 equivalents                                          6,105          15,844
Cash and cash equivalents at beginning of year       26,554          27,867
                                                    -------         -------

Cash and cash equivalents at end
 of quarter                                         $32,659         $43,711
                                                    =======         =======

Supplemental disclosures of cash flow information:
      Interest paid                                 $   904         $ 1,134
                                                    =======         =======
      Taxes paid                                    $ 2,716         $   825
                                                    =======         =======

                ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONDENSED NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The unaudited interim financial statements include the consolidated statements of the Company. The Company has the following wholly-owned subsidiaries: Aliant Communications Co. (Telco); Aliant Systems Inc. (Systems); Aliant Midwest Inc. (Midwest); Aliant Network Services Inc. (Network); Aliant Wireless Holdings Inc. (Wireless Holdings); and Aliant Cellular Inc. (Cellular), a wholly-owned subsidiary of Wireless Holdings. In the opinion of management of the Company, its respective financial statements reflect all adjustments necessary for a fair presentation of results of operations, financial position, and cash flows. All such adjustments made are of a normal recurring nature except when noted as extraordinary or nonrecurring.

(2) CELLULAR REORGANIZATION

Effective January 1, 1999, after the Company completed the acquisition of the remaining limited partner for $15.2 million, the Company now owns 100% of its Omaha cellular market. Also, as of January 1, 1999, the Company's cellular markets (Omaha and Lincoln MSAs and Nebraska RSAs) have been consolidated into a single subsidiary, Cellular, for efficiency and management purposes.

(3) REPORTABLE SEGMENTS

The Company has significant operations principally in two industry segments: landline operations and wireless operations. The landline operations provide a full array of telecommunications services to both retail customers (consumers, businesses, government, and education) and wholesale customers (communications companies that may be competitors at the retail level). The wireless operations consist of cellular and paging services.

                                    Landline     Wireless     All
                                   Operations   Operations   Other   Total
                                   ----------   ----------   -----   -----
                                           (Dollars in thousands)
Quarter ended March 31, 1999
----------------------------
Revenues from external customers
 including intersegment revenues    $ 59,291      31,125     5,959   96,375
Intersegment revenues                  6,506         104       -      6,610
Income from operations                15,443       9,922       370   25,735

As of March 31, 1999
--------------------
Segment assets                      $327,449     298,145    29,264  654,858
Expenditures for segment assets       20,776       2,923       282   23,981

A reconciliation of reportable segment amounts to the Company's consolidated balances follows:

                                                    Quarter ended March 31,
                 Revenue                                     1999
                 -------                            -----------------------
Total revenue for reportable segments                      $ 90,416
Other revenue                                                 5,959
Elimination of intersegment revenue                          (6,610)
                                                             ------
     Total consolidated revenue                            $ 89,765
                                                             ======


                                                         As of March 31,
                 Assets                                      1999
                 ------                                  ---------------
Total assets for reportable segments                       $625,594
Other segment assets                                         29,264
Consolidating and eliminating adjustments                   (15,760)
                                                            -------
     Total consolidated assets                             $639,098
                                                            =======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables summarize information from the Company's statements of earnings.

Revenues
--------
                               Three Months Ended March 31
                            --------------------------------
(Dollars in thousands)      1999      1998    Change     %
----------------------      ----      ----    --------------
Telephone revenues:
 Local network            $24,016   $21,329   $2,687    12.6
 Access and wholesale      15,776    14,283    1,493    10.5
 Long distance              8,351     8,365      (14)   (0.2)
 Other wireline             9,634     7,647    1,987    26.0
                           ------    ------   ------   -----
  Total telephone
  revenues                 57,777    51,624    6,153    11.9
Wireless communications    31,021    21,826    9,195    42.1
Equipment sales/service     5,959     4,755    1,204    25.3
Intercompany revenues      (4,992)   (3,095)  (1,897)  (61.3)
                           ------    ------   ------   ------
  Total operating
  revenues                $89,765   $75,110  $14,655    19.5

All comparisons made in the following section are of first quarter 1999 with the same period in 1998.

Local network services revenue increased $2,687,000 (12.6%). Basic local services revenue constituted $1,437,000 of the increase. The basic local revenue increase was primarily due to the following factors. First, residential revenue grew due to an increase in residential basic local service rates effective May 16, 1998. This was partially offset by a decrease in business basic local service rates. Second, additional installations of second phone lines contributed to the rise in residential revenues, with a 42.5% increase in second lines. Telco access lines in service increased to 287,113, up 11,084 lines (4.0%) from March 31, 1998. The access lines for Midwest, the Company's competitive local exchange carrier (CLEC), increased to 6,004, up 4,637 (339.2%) from March 31, 1998.

The local network services revenue increase was also affected by private line revenue increasing $333,000 (44.1%), due to new Integrated Services Digital Network (ISDN) revenue and to growth. Enhanced services revenue, consisting of custom calling features, Custom Local Area Signaling Services (CLASS) and voice mail, continued its growth with an increase of $351,000 (21.9%). The growth of Midwest also contributed $704,000 of the increase.

Access and wholesale services revenue increased $1,493,000 (10.5%). The access revenue share of the increase was primarily due to the following factors. First, subscriber line charge revenue increased because of a July 1998 rate increase. Second, traffic sensitive access increased due to July 1998 and January 1999 local transport rate increases. These increases were partially offset by an intrastate access rate decrease in May 1998 which coincided with local service rate increases, and by interstate switched access rate reductions in January 1998 and July 1998. The wholesale revenue portion of the increase is represented by Network's revenue, which increased $307,000. Access minutes of use reached a total of 276.3 million minutes in the first three months of 1999, compared to 265.7 million minutes for the same period in 1998, a 4.0% increase.

Other wireline communications services revenue includes directory advertising and sales, carrier billing and collections, data communications, public paystations, and miscellaneous items. This revenue category increased $1,987,000 (26.0%). Data communications growth is up $1,093,000 (54.3%), primarily due to the growth of Navix, the Company's Internet access service. The growth of Midwest contributed $379,000 of the increase. Directory advertising revenue also increased by $142,000, substantially due to a rate increase for directory advertising in the Company's latest directory editions.

Wireless communications services revenue increased $9,195,000 (42.1%). As a result of increased ownership in the Omaha market, operating revenues from the Omaha MSA were included in the Company's operating revenues beginning March 1, 1998. Prior to that time, the Company's portion of the net results from the Omaha market were reported in non-operating income from investments. The inclusion of the Omaha market contributed $6,100,000 of the total wireless revenue increase. Customer lines in the total cellular market increased by 36,899 (13.6%) since March 31, 1998.

Telephone equipment sales and services revenue increased $1,204,000 (25.3%) due to increased sales of business telecommunications products and services.

Overall, Company operating revenues increased $14,655,000 (19.5%).

Operating Expenses
------------------
                              Three Months Ended March 31
                            --------------------------------
(Dollars in thousands)      1999      1998    Change     %
----------------------      ----      ----    --------------
Depreciation and
 amortization             $15,980   $12,587   $3,393    27.0
Other operating            49,479    41,607    7,872    18.9
Other taxes                 1,195     1,091      104     9.5
Intercompany expenses      (4,992)   (3,095)  (1,897)  (61.3)
                           ------    ------   ------
   Total                  $61,662   $52,190   $9,472    18.1

Depreciation and amortization expense increased $3,393,000 (27.0%). The inclusion of the Omaha market in consolidated results contributed
$2,066,000 of the increase in depreciation. The addition of depreciable assets primarily in Cellular, Midwest and Network contributed to the remaining increase.

Other operating expenses increased by $7,872,000 (18.9%). The increase is largely a result of the growth of cellular operations expenses, due to significant growth in cellular services and to the inclusion of the Omaha market in consolidated results. Total cellular operations expenses increased by $3,864,000, and $3,616,000 of the increase was attributable to the inclusion of the Omaha market. Navix expenses grew $482,000 due to the continued growth of Navix Internet service. Midwest contributed $436,000 of operating expenses as a result of start-up costs and ongoing expenses.

Other taxes increased by $104,000 (9.5%), primarily because of the inclusion of the Omaha market in consolidated results.

Overall, Company operating expenses increased $9,472,000 (18.1%).

Non-Operating Income and Expense
--------------------------------
                              Three Months Ended March 31
                            --------------------------------
(Dollars in thousands)      1999      1998    Change     %
----------------------      ----      ----    --------------
Income from interest
 and other investments     $  647    $1,790   (1,143)  (63.9)
Minority interest               0       358     (358)    --
Other deductions              359       241      118    49.0
Interest expense            2,656     2,213      443    20.0
                            -----     -----     ----
   Net                     $2,368    $1,022   $1,346   131.7

Income from interest and other investments decreased by $1,143,000 (63.9%). Prior to March 1998, this category included the Company's portion of the net results of the Omaha market. Since March 1, 1998, the Omaha market has been consolidated into operations.

Minority interest represents the portion of the net results of the Omaha market not owned by the Company, which was 44.2% beginning March 1, 1998, and 18.25% effective April 1, 1998. The remaining minority interest was purchased effective January 1, 1999.

Interest expense increased by $443,000 (20.0%). The increases resulted from additional debt for (1) the redemption of Telco preferred stock; (2) the retirement of Telco first mortgage bonds, including a $3.5 million redemption premium; and (3) the Omaha Cellular acquisitions. The interest expense increase was partially offset by the reduction from the replacement of 9.91% Telco first mortgage bond debt with 6.75% senior unsecured notes.

Income Taxes
------------
Income taxes increased $1,650,000 (18.8%). The increase was proportionate to the increase in taxable income.

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

Net cash provided by Company operating activities was $33,662,000 for the first three months of 1999 compared to $37,286,000 for the first three months of 1998. The principal factors involved in the decrease were a decrease in accounts payable and accrued expenses, and a decrease in cash flow from accounts receivable. Cash from operating activities is the Company's primary source of liquidity, and primarily funds capital expenditures and dividends. During the three-month period ended March 31, 1999, cash provided by operating activities, less dividends paid, exceeded capital expenditures.

Net cash used for Company investing activities was $35,075,000 and $8,938,000 for the three months ended March 31, 1999 and 1998, respectively. The increase was largely due to the previously mentioned cellular acquisitions as well as an increase in net capital additions.

Capital expenditures for the first three months of 1999 were $22,895,000, an increase of $11,470,000 compared to 1998. Total Company capital additions for both new and updated networks and communications facilities for 1999 are projected to be $82,000,000.

Net cash provided by/(used in) Company financing activities was $7,518,000 and ($12,504,000) for the three months ended March 31, 1999 and 1998, respectively. The additional cash provided from financing activity was largely due to the issuance of new notes payable.

The Company's consolidated debt to cash flow ratio was .97 to 1.00, its consolidated debt to capital ratio was 1.00 to 2.61, and its EBITDA to interest expense ratio was 20.21 to 1.00.

At March 31, 1999, the Company had $105.0 million of long-term debt (excluding current installments of $11 million), consisting of the following:

   -  $100.0 million senior unsecured 6 3/4% notes due April 1, 2028.
   - A $16.0 million variable rate term loan due July 6, 2000, with 13 consecutive quarterly installments commencing on September 15, 1997.

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

As of July 6, 1998, the Company and its subsidiaries renewed previously existing credit facilities aggregating $75.0 million of borrowing capacity with two banks. The maturity date for all such facilities is July 1, 1999. At April 30, 1999, the Company had utilized $55 million of said borrowing capacity. Interest on all such borrowings accrues on a LIBOR-based pricing formula.

The Company will require cash for Network to build and operate fiber optic transmission facilities outside of Telco's traditional service area. Capacity on the network is leased to long distance and wireless carriers. The Company expects to finance these planned expenditures primarily through internally provided sources.

The Board of Directors cancelled the Company's share repurchase plan effective February 17, 1999.

COMPETITION AND REGULATORY ENVIRONMENT

Telco is now a party to three approved interconnection agreements with CLECs. The first agreement was negotiated with US West Communications, Inc. (US West) during 1998 and 1999. It was approved by the Nebraska Public Service Commission (NPSC) on February 17, 1999. US West is now in a position to offer competitive local exchange services within the Company's traditional ILEC market. However, US West has stated that it does not intend to do so until it has approval to offer interLATA long-distance service in Nebraska. On June 23, 1998, US West filed a petition with the NPSC seeking permission to offer such service. The NPSC does not actually grant final approval, but rather makes a recommendation to the FCC as to whether US West has met the requirements set by FCC rules under Section 271 of the Telecommunications Act. On April 9, 1999, the NPSC ruled that US West had met only 8 of 14 requirements, and recommended disapproval of the application. On March 29, 1999, the NPSC approved a resale interconnection agreement between Telco and Nebraska Technology and Telecommunications, Inc. (NTT), which is a consortium of small Nebraska local exchange carriers. On April 20, 1999, E-Z Phone Connections received NPSC approval to also adopt the terms of the NT&T agreement under Section 252(i) of the Telecommunications Act. Other carriers may make such requests to seek to establish CLEC operations in Telco's operating area in the future, either through adoption of an approved agreement or through negotiation of a new agreement.

Telco is taking measures to prepare for competition in its traditional service territory. Upon passage of the Telecommunications Act of 1996 (the
Act), it became clear that Incumbent Local Exchange Carriers (ILECs) would need to adjust local exchange service rates to better reflect the actual cost of providing service. Traditionally, residential local exchange service has been priced below cost, and has been subsidized through rates charged to businesses, rates charged on toll calls, rates charged for intrastate access, and rates charged on other enhanced services. Competition will largely eliminate the ability to cross-subsidize customers and services in this manner.

Telco has taken steps to prepare for competition by instituting several rate changes. On March 10, 1998, Telco received approval of its application with the NPSC to increase Telco's residential basic local service rates to $16.35 per month (previous residential rates ranged from

$11.00 to $13.75 per month). This increase was implemented on May 16, 1998. Approval of this rate increase is important to Telco's efforts to respond to the competitive environment required by the Act. Competitive market forces require Telco to bring prices for residential basic local exchange service closer to actual cost, and to lower rates for business customers who are especially attractive to potential competitors. The additional revenue generated by such increase was offset by (a) reductions in Telco's business basic local service rates to $31.40 per month (previous business rates ranged from $33.00 to $39.00 per month); (b) the elimination of a separate touch tone charge ($.50 and $1.50 per month for residential and business customers, respectively); (c) the reduction of day time intraLATA toll rates from $.18 per minute to $.13 per minute; and (d) the reduction of intrastate access charges by approximately $900,000 per year. The net impact of all these changes was immaterial to revenues. Revenue neutrality is required by Nebraska Statute 86-803(9), under which Telco filed its rate rebalancing application.

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

The NPSC has determined that the issues of access reform and universal service should be handled concurrently in a single "super docket". After receiving comments from interested parties, on January 13, 1999, the NPSC issued its Findings and Conclusions (the Order) in the "super docket" which had been assigned Application No. C-1628.

The Order required Telco to file a rate transition plan on May 3, 1999 that lowers intrastate access charges to actual cost over a three-year transition period. The Nebraska Universal Service Fund (NUSF) will serve as a revenue replacement mechanism. In order to participate in the NUSF, Telco will need to raise its basic local residential service rate from $16.35 to $17.50 per month. Because Telco's business rates have also served as a source of rate subsidy, Telco proposes to lower business rates over the three-year period. If approved, Telco's basic monthly business rate will be lowered from $31.40 to $27.50 in three separate steps over the next three years. This revenue is also eligible for replacement through the NUSF. If approved, these new rates will take effect on September 1, 1999.

As proposed, Telco's rate transition plan will eliminate roughly $10 million in implicit rate subsidies in the next year. Because of earnings limitations included in the Order, Aliant will not recover this entire amount. Through the residential rate increase and revenue from the NUSF, Telco should receive about $8.5 million. Despite the shortfall, however, this rate transition plan is very positive for Telco. It greatly solidifies Telco's competitive position by removing implicit rate subsidies. As noted, these rate subsidies create considerable competitive vulnerability for certain services. The rate transition should also stimulate demand for the services receiving price decreases, including business service and intrastate access service.

The Order contemplates funding the NUSF through a surcharge on intrastate telecommunications service billings to customers in Nebraska. While this surcharge will apply to many wireless, data communications, and other telecommunications services provided by Telco, the surcharge will be competitively neutral and should not adversely impact Telco's market share or the demand for such services.

Wireless telecommunications service continues to be an increasingly important sector of the Company's business. The FCC has taken steps to increase the number of wireless competitors by auctioning radio spectrum for Personal Communications Services (PCS). As many as seven new wireless competitors are allowed in each market.

MANAGED CELLULAR MARKETS

The Company owns and manages cellular markets providing service in the Lincoln and Omaha MSAs and 89 of the other 90 counties in Nebraska. These markets contain approximately 231,000, 634,000, and 848,000 POPs (potential customers), respectively. Beginning in March 1998, Omaha's operating revenues and expenses are consolidated with those of the Company's other activities, and the net results from Omaha attributable to other partners are separately reported as minority interest for 1998. Prior to March 1998, the Company's portion of Omaha's net results was included with income from investments. Effective January 1, 1999, the Omaha market is wholly-owned. The Company also owns a 9.2% interest in, and manages cellular operations in, Iowa Rural Service Area 1 (RSA 1).

As of March 31, 1999, there were 308,223 customer lines in service in the Company's three wholly-owned markets, compared to 271,324 a year earlier. The consolidated penetration rate (subscribers compared to POPs) for these three markets was 18.0%.

Earnings before interest, income taxes, depreciation and amortization (EBITDA) totaled $15,538,000 for the first quarter of 1999, compared to $13,051,000 in the same period in 1998. Net operating income was $10,139,000 an increase of $932,000 (26.6%).

ACCOUNTING PRONOUNCEMENTS

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

YEAR 2000

The Company uses software and related technologies throughout its business that could be affected by the date change in the year 2000 (Y2K). An inventory of Information Technology (IT) and non-Information Technology (non-IT) system resources was initially made during 1997. This inventory is maintained and updated as resources are found that may have date functionality that could be affected by dates after December 31, 1999. Included in the IT category would be mainframe, mini/micro, workstation, data exchange, and telephone switch platforms. Non-IT systems include items such as environmental controls, security, motor vehicle, and elevators.

Awareness and assessment phases have been completed for all significant IT resources. Renovation of all application coding updates and changes was scheduled to be completed by June 30, 1999. It is now known that some support application areas will not be completed until later this year. All workstation platforms are being replaced with hardware and software that is Y2K compliant before June 1999. All telephone switches are being upgraded or replaced before year-end 1999, with the last switch upgrade scheduled for November 1, 1999.

Most of the remediation effort has been completed for non-IT systems. A review of these items disclosed few items with date rollover issues. All identified non-IT items have a contingency plan in place in the event a resolution is not reached prior to January 1, 2000.

All major service providers have been solicited concerning their progress in compliance with Y2K date issues. Service providers include utilities and manufacturers of IT and non-IT equipment. Aliant is relying on vendor and supplier representations related to their specific product/service ability to operate properly after December 31, 1999.

Correspondence has been sent to all customers who have Aliant telecommunication systems, along with manufacturer information on the equipment's ability to handle date issues. The Company responds regularly to customer and regulatory inquiries on the status of Y2K issues.

The current estimate of mainframe application Y2K renovation costs is approximately 28,000 person hours at an approximate cost of $1.5 million with 24,000 hours of labor (at a cost of $1.2 million) completed to date. Virtually all of the Y2K compliance costs are due to reprogramming, since all switching equipment will be Y2K compliant without additional significant cost to the Company. These estimated costs are not expected to significantly affect operating results or the financial condition of the Company.

The Company bears a significant risk if programming changes are either overlooked or not completed by January 1, 2000. A significant risk is random embedded chip failures throughout the Company's network, which may be hard to find, troubleshoot, and replace. Additional test equipment, replacement parts, and labor hours may be required to address this risk. During the remainder of 1999, the Company will evaluate, and implement as appropriate, cost-effective contingencies for identified Y2K risks and exposures. Short-term power interruption concerns are minimized by existing and enhanced alternative power generation and battery backup capabilities.

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

PART II -    OTHER INFORMATION

Item 4 - Submission Matters to a Vote of Security Holders
---------------------------------------------------------
(a) and (c). The Company held its annual meeting of shareholders on April 27, 1999, and the following matters were voted on at that meeting:

1. The Company's proposed merger with a wholly-owned subsidiary of ALLTEL Corporation, was approved by the following shareholder vote:
    For, 26,628,658; Against, 1,105,546; Withheld, 163,949.

2. The election of the following directors for a term expiring at the earlier of the proposed closing of the merger, the date of the 2002 annual meeting of shareholders, or such time as their successors are elected and qualified:

      DIRECTOR                      FOR              WITHHELD
      --------                      ---              --------
    Duane W. Acklie              29,991,446         1,067,323
    John Haessler                29,997,538         1,044,722
    William C. Smith             29,771,701         1,244,736
    Lyn Wallin Ziegenbein        29,736,776         1,113,318

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits
    27. Financial Data Schedule (filed electronically with the SEC)

(b) Reports on Form 8-K
    The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

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


                                Aliant Communications Inc.
                                --------------------------
                                       (Registrant)





        May 17, 1999           /s/ Robert L. Tyler
Date.....................   ......................................
                                         (Signature)
                            Robert L. Tyler, Senior Vice President-
                               Chief Financial Officer





        May 17, 1999           /s/ Michael J. Tavlin
Date.....................   ......................................
                                         (Signature)
                            Michael J. Tavlin, Vice President-
                               Treasurer

                ALIANT COMMUNICATIONS INC. AND SUBSIDIARIES
                         EXHIBIT INDEX TO FORM 10-Q

Exhibit No.                Title                                   Page No.
-----------                -----                                   --------

    27            Financial Data Schedule                             *
                   Aliant Communications Inc.